Form 10QSB
period 2006-07-31
Explortex Energy Inc.
filed 2006-09-14
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

OR

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number 000-52152

EXPLORTEX ENERGY INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0489027
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

Suite 2410, 650 West Georgia Street, PO Box 11524
Vancouver, British Columbia, Canada, V6B 4N7
(Address of principal executive offices)

(604) 689-8336
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 3,100,000 shares of common stock issued and outstanding as of September 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s Form 10-KSB. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three month period ended July 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)

(Expressed in U.S. Dollars)
July 31,
2006
ASSETS
Current assets
Cash and cash equivalents	$28,972
Prepaid	5,509
34,481
Oil and gas property, unproven (Note 3)	30,023
Total assets	$64,504

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$6,549
STOCKHOLDERS’ EQUITY
Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,100,000 issued
and outstanding	3,100
Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(26,545)
Total stockholders’ equity	57,955
Total liabilities and stockholders’ equity	$64,504

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to July 31, 2006
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)
				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity
Balance, March 25, 2004 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, April 30, 2004	-	-	-	(2,000)	(2,000)
Stock issued at $0.001 per share in
May 2004	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(269)	(269)
Balance, April 30, 2005	2,000,000	2,000	-	(2,269)	(269)
Stock issued at $0.075 per share in
January 2006	500,000	500	37,000	-	37,500
Stock issued at $0.075 per share in
April 2006	500,000	500	37,000	-	37,500
Net loss for the period	-	-	-	(5,220)	(5,220)
Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511
Stock issued at $0.075 per share in
May 2006	100,000	100	7,400	-	7,500
Net loss for the period	-	-	-	(19,056)	(19,056)
Balance, July 31, 2006	3,100,000	$3,100	$81,400	$(26,545)	$57,955

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative
	March 25, 2004	Three Months	Three Months
	(inception) to	Ended	Ended
	July 31,	July 31,	July 31,
	2006	2006	2005

General and administrative expenses
Bank charges	$460	$309	$18
Management fees	1,500	-	-
Office expenses	117	117	-
Professional fees	20,980	16,309	-
Transfer agent and filing fees	3,604	2,437	-

Loss before interest income	$(26,661)	$(19,172)	$(18)

Interest income	116	116	-

Net loss	$(26,545)	$(19,056)	$(18)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.00)

Weighted average number of
common shares outstanding		3,080,435	2,000,000

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Three Months	Three Months
	(inception) to	Ended	Ended
	July 31,	July 31,	July 31,
	2006	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$(26,545)	$(19,056)	$(18)
Changes in non-cash working capital items:
- accounts payable and accrued expenses	6,549	5,199	-
- prepaid	(5,509)	(5,509)	-

Net cash used in operating activities	(25,505)	(19,366)	(18)

Cash flows used in investing activities
Oil and gas properties	(30,023)	(30,023)	-

Net cash used in investing activities	(30,023)	(30,023)	-

Cash flows from financing activities
Proceeds from issuance of common stock	84,500	7,500	-

Net cash from financing activities	84,500	7,500	-

Increase (decrease) in cash and cash equivalents	28,972	(41,889)	(18)

Cash and cash equivalents, beginning of period	-	70,861	187

Cash and cash equivalents, end of period	$28,972	$28,972	$169

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheets, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at July 31, 2006 and the results of operations, shareholders’ equity and cash flows for the interim period ended July 31, 2006. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s financial statements for the fiscal year ended April 30, 2006. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of July 31, 2006, the Company had a total of $28,972 in cash and working capital of $27,932. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

	a)	Organization

Explortex Energy Inc. (the “Company”) was formed on March 25, 2004 under the laws of the State of Nevada. On November 9, 2005, the Company changed its name from Anacot Technologies to Explortex Energy Inc.

The Company is in the business of exploring for oil and gas. The Company has not yet determined whether its properties contain resources that may be economically recoverable. The Company therefore has not reached the operating stage and is considered to be an exploration stage company.

The recoverability of resource property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

	b)	Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

The Company has not generated any revenue and requires additional funds to maintain its operations. Management’s plans in this regard is to participate in a one percent interest in the Malcolm-Star well to ascertain whether the well posses commercial quantities of natural gas. Management must raise additional capital to drill additional wells and for general working capital.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any material operating revenues to date.

2.	Significant Accounting Policies

	a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2006, cash and cash equivalents consist of cash only.

	b)	Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

	c)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of July 31, 2006 the Company had no balance in a bank beyond insured limits.

	d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of July 31, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

The Company applies a ceiling test to the capitalized cost in the full cost pool. The ceiling test limits such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions. Specifically, the Company computes the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of July 31, 2006, none of the Company’s oil and gas properties were considered impaired.

e)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation.

f)	Foreign Currency Transactions

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the period end, monetary assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations and have not been material to date.

g)	Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

h)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the differences are expected to reverse.

i)	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” requires such things as the inclusion of foreign currency translation adjustments be reported separately in its Statement of Stockholders’ Equity as part of other comprehensive income. The Company had no other comprehensive income for the periods presented.

j)	Loss Per Share

Loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. The Company has adopted SFAS No. 128, “Earnings Per Share”. Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.

k)	Stock-based Compensation

Prior to May 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company's stock at the date of grant.

As of May 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company's valuation techniques previously utilized for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to employees during the three months ended July 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

	l)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.” This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on their financial position, results of operations or cash flows.

3.	Oil and Gas Property, Unproven

In December 2005, the Company entered into a participation agreement with PB Energy USA Ltd. (“PB”), for the right to participate up to a 25% working interest in twenty-four wells by paying 33% of the leasing, drilling, completing and pipeline costs. The wells will be located in the Barnett Shale area of North Texas.

In May 2006, the Company elected to participate in a 1% working interest in an exploration well in the Barnett Shale, which represented 1.33% of the estimated leasing, drilling, completing and pipeline costs. The Company advanced $35,532 to the operator of the well for its share of the costs. At July 31, 2006, $30,023 of the advance has been spent on drilling and gathering activities. The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Drilling and
	Gathering	Total
Malcolm-Star, Barnett Shale

Three months ended July 31, 2006	$30,023	$30,023

Total oil and gas properties	$30,023	$30,023

As of July 31, 2006, the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.	Related Party Transactions

The Company’s sole officer and director acquired 2,000,000 shares of the Company’s common stock at a price of $0.001 per share for gross proceeds of $2,000 during the year ended April 30, 2005.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

5.	Income Taxes

As at July 31, 2006, the Company has estimated tax losses carryforward for tax purposes of $26,500 which begin to expire in 2021. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset are as follows:

Three months ended July 31,	2006	2005
Loss carry forwards	$6,479	$6
Valuation allowance	(6,479)	(6)
	$-	$-

6.	Comparative Amounts

Certain of the comparative amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

This Quarterly Report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 that involve risks and uncertainties. In particular such forward-looking statements may be found in this section. The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the financial statements and related notes included elsewhere in this Quarterly Report. Words or phrases such as “hope”, “expect”, “intend”, “plan” or similar expressions are generally intended to identify forward-looking statements. Those statements involve risks and uncertainties that could cause actual results to differ materially from the results discussed herein. The principal risks and uncertainties that may affect our actual performance and results of operations include the following: general economic conditions; exploration successes, the acquisition of oil and gas assets, continued availability of capital and financing; adverse weather; governmental regulations; changes in governmental and public policy; changes in economic conditions specific to our business; competition; availability of equipment and qualified personnel and unexpected operational difficulties. Other risks and uncertainties may also affect the outcome of our actual performance and results of operations. You are cautioned not to place undue reliance on the forward-looking statements made in this Management’s Discussion and Analysis or Plan of Operations.

Overview

We are a natural resource exploration stage company engaged in the participation in the drilling of oil and gas properties in the United States.

On December 1, 2005, we entered into a non-exclusive participation agreement (the “PB Energy Participation Agreement”) with PB Energy USA Ltd. (“PB Energy”). PB Energy has the right to participate in certain wells to be drilled by Star of Texas Energy Services, Inc. (“Star of Texas Energy Services”). Star of Texas Energy Services has arranged with land owners and leaseholders for the rights to drill exploration wells in the Barnett Shale area of North Texas and has proposed to drill, as operator, one exploration well a month for twenty-four months. As operator, Star of Texas Energy Services retains a 25% working interest in each well that is to be drilled by it as operator. These rights are defined in the participation agreement to be entered into for each individual well drilled by Star of Texas Energy Services. Star of Texas Energy Services has the right to assign part or all of its 25% working interest to third parties.

The PB Energy Participation Agreement gives us the right, but not the obligation, to participate up to a maximum 25% working interest, subject to availability, in each exploration well to be drilled by Star of Texas Energy Services. In order to purchase each 1% working interest in a well, we are required to pay a project payment of approximately $35,000 per 1% working participation interest. This amount is based on an estimated gross cost for the horizontal drilling and completion attempt per well of $2,700,000 and the requirement under the individual well participation agreement that the 75% working interest participants are obligated to pay 100% of the actual drilling and completion costs. In aggregate, we have the option to acquire up to a 25% working interest in each well by paying up to 33.33% of all costs and expenses incurred for the joint account under the operating agreement respecting the drilling and completion of each well.

In May 2006, we elected to participate in our first exploration well with Star of Texas Energy Services pursuant the PB Energy Participation Agreement. We made a cash call payment of $35,532 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we are obliged to pay for 1.333% of the costs for drilling and completion of the well, but will only be entitled to receive a 1% revenue interest in the well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale of North Texas. Star of Texas Energy Services has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well is to be drilled to a depth of 8,700 feet or to a depth to test the Barnett Shale, whichever is the lesser depth. The estimated cost of our proportionate share of the drilling and completion of this well is $35,532, which we advanced to Star of Texas Energy Services during the current period. At July 31, 2006, Star of Texas Energy Services had expended approximately $30,023 of the advance for the drilling of the well. In early September 2006, Star of Texas Energy Services advised us that the drilling was completed and they will be proceeding with a frac, once equipment is available. We believe the results of the Malcolm-Star well will be available in the fall of 2006. We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well. There is no assurance that the Malcolm-Star well will be successful in discovering commercial quantities of gas from which production can be obtained. Gas pipeline infrastructure is approximately one mile from the well.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1.          We are participating in a 1% working interest in the Malcolm-Star well in the Barnett Shale.  We have advanced $35,532 to the operator of the well which is estimated to cover our 1% working interest in the costs to lease, drill, complete and pipeline the well. The total cost of the well is estimated at $2,665,000. The drilling of the Malcolm-Star well was completed in early September 2006 and we expect the results in the fall of 2006.

2.          If warranted by the results of the Malcolm-Star well, but not conditional, we intend to participate in working interests in further exploration wells in the Barnett Shale as proposed under the PB Energy Participation Agreement. We would likely proceed with a further 1% working interest in a well in the Barnett Shale as evaluated by Star of Texas Energy Services, subject to us having sufficient financing. We expect the costs of the 1% working interest in the well to be approximately $35,000. We anticipate that we will have to raise additional funding in order to participation in new exploration wells. If we obtain the necessary financing, we anticipate that we could participate in a second well to be drilled during the fall of 2006 and would take approximately twelve to fifteen weeks to complete.

3.          We anticipate spending approximately $1,500 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $18,000 over the next twelve months. The general and administrative expenses will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at July 31, 2006, we had cash reserves of $28,972 and working capital of $27,932. We anticipate that our cash and working capital will be sufficient to enable us to pay for our participation obligations for the Malcolm-Star well and to pay for the costs of our general and administrative expenses for the next twelve months. However, our ability to participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

During the twelve month period, we may or may not generate any revenue dependent on the success of our 1% working interest in the Malcolm-Star well. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will likely not be an alternative for funding additional exploration wells as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund participation in additional exploration wells. In the absence of such financing, we will not be able to continue exploration and our business plan will fail. Even if we are successful in obtaining equity financing to fund additional exploration wells, there is no assurance that we will obtain the funding necessary to pursue any further exploration following the completion of the Malcolm-Star well. If we do not continue to obtain additional financing, we will not be able to continue with our exploration plan.

RESULTS OF OPERATIONS

In the following discussions, references to 2006 are to our three months ended July 31, 2006 and references to 2005 are to our three months ended July 31, 2005.

Revenues

We have had no operating revenues since our inception on March 25, 2004 through to the three months ended July 31, 2006. We anticipate that we will not generate any revenues unless our participation in the Malcolm-Star well is successful and production of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for 2006 and 2005 are summarized below:

	Three Months Ended July 31, 2006	Three Months Ended July 31, 2005
General and administrative expenses
Bank Charges	$ 309	$ 18
Office expenses	117	-
Professional Fees	16,309	-
Transfer agent and filing Fees	2,437	-
Total general and administrative expenses	$ 19,172	$ 18

Professional fees incurred during 2006 were incurred in connection with our completion of a financing in May 2006 and our filing of our SB-2 registration statement with the Securities and Exchange Commission. We did not incur any professional fees during 2005 as we were not actively raising capital during this period. We anticipate that our professional expenses will increase as a result of being a reporting company under the Securities Exchange Act of 1934.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $28,972 and working capital of $27,932 at July 31, 2006, compared to cash of $70,861 and working capital of $69,511 at April 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $23,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will be sufficient to enable us to participate in the Malcolm-Star exploration well and to pay for the costs of our general and administrative expenses for the next twelve months. However, our ability to participate in further exploration wells will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not participate in any additional exploration wells during this period. If we determine to proceed with participation in any additional exploration wells during this period, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $19,366 for 2006, compared with cash used in operating activities of $18 for 2005. The increase in cash used in operating activities reflects the increase in the net loss from $18 in 2005 to $19,056 in 2006. We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $30,023 for 2006, compared with no cash used in investing activities for 2005. The increase in cash used in investing activities is a result of the drilling costs of the Malcolm Star well during the period. We anticipate that a further $5,000 to $10,000 in cash will be used in investing activities in the next quarter for drilling and completion costs, as discussed under “Plan of Operations”.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to July 31, 2006, we have raised a total of $84,500 from private offerings of our securities. Gross proceeds from the sale of shares of our common stock during 2006 totaled $7,500, compared to no such proceeds in 2005.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2006, we had no proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chris Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our most recently completed fiscal quarter ended July 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and directors; and

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II – Other Information

Item 1.	Legal Proceedings.

We are not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

We completed an offering of 100,000 shares of our common stock at a price of $0.075 per share to a total of nine purchasers on May 18, 2006. The total proceeds from this offering were $7,500 and will be used for general working capital. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending April 30, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
3.3(1)	Certificate of Amendment, as filed with the Nevada Secretary of State
10.1(1)	Participation Agreement between Explortex Energy Inc. and PB Energy USA Ltd. dated December 1, 2005
10.2(1)	Participation Agreement between Explortex Energy Inc. and Star of Texas Energy Services, Inc. dated December 1, 2005
31.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.
32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on July 10, 2006.
(2)	Filed as an exhibit to this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENEGRY INC.

Signature	Title	Date
President, Chief Executive Officer, Chief Financial
	Officer and Director (Principal Executive Officer	September 12, 2006
/s/ Chris Cooper	and Principal Accounting Officer)

Chris Cooper