Form 10QSB
period 2006-10-31
Explortex Energy Inc.
filed 2006-12-13
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006

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

(604) 689-8336
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 3,100,000 shares of common stock issued and outstanding as of December 12, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2006. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2006, and its results of operations, stockholders’ equity, and its cash flows for the three and six month periods ended October 31, 2006 and 2005. The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)

(Expressed in U.S. Dollars)
October 31,
2006
ASSETS
Current assets
Cash and cash equivalents	$16,502
Oil and gas property, unproven (Note 3)	42,067
Total assets	$58,569

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$10,407
STOCKHOLDERS’ EQUITY
Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,100,000 issued
and outstanding	3,100
Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(36,338)
Total stockholders’ equity	48,162
Total liabilities and stockholders’ equity	$58,569

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to October 31, 2006
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)
				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity
Balance, March 25, 2004 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, April 30, 2004	-	-	-	(2,000)	(2,000)
Stock issued at $0.001 per share in
May 2004	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(269)	(269)
Balance, April 30, 2005	2,000,000	2,000	-	(2,269)	(269)
Stock issued at $0.075 per share in
January 2006	500,000	500	37,000	-	37,500
Stock issued at $0.075 per share in
April 2006	500,000	500	37,000	-	37,500
Net loss for the period	-	-	-	(5,220)	(5,220)
Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511
Stock issued at $0.075 per share in
May 2006	100,000	100	7,400	-	7,500
Net loss for the period	-	-	-	(28,849)	(28,849)
Balance, October 31, 2006	3,100,000	$3,100	$81,400	$(36,338)	$48,162

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative
	March 25, 2004	Three Months	Three Months	Six Months	Six Months
	(inception) to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2006	2005

General and administrative expenses
Bank charges	$518	$58	$18	$367	$36
Management fees	1,500	-	-	-	-
Office expenses	312	195	-	312	-
Professional fees	28,850	7,870	-	24,179	-
Transfer agent and filing fees	5,274	1,670	-	4,107	-

Loss before interest income	$(36,454)	$(9,793)	$(18)	$(28,965)	$(36)

Interest income	116	-	-	116	-

Net loss	$(36,338)	$(9,793)	$(18)	$(28,849)	$(36)

Basic and diluted loss per share
Net loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of
common shares outstanding		3,100,000	2,000,000	3,090,217	2,000,000

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Three Months	Three Months	Six Months	Six Months
	(inception) to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2006	2005

Cash flows from (used in) operating activities
Net loss for the period	$(36,338)	$(9,793)	$(18)	$(28,849)	$(36)
Changes in non-cash working capital items:
- accounts payable and accrued expenses	10,407	3,858	-	9,057	-
- prepaid	-	5,509	-	-	-

Net cash used in operating activities	(25,931)	(426)	(18)	(19,792)	(36)

Cash flows used in investing activities
Oil and gas properties	(42,067)	(12,044)	-	(42,067)	-

Net cash used in investing activities	(42,067)	(12,044)	-	(42,067)	-

Cash flows from financing activities
Proceeds from issuance of common stock	84,500	-	-	7,500	-

Net cash from financing activities	84,500	-	-	7,500	-

Increase (decrease) in cash and cash equivalents	16,502	(12,470)	(18)	(54,359)	(36)

Cash and cash equivalents, beginning of period	-	28,972	169	70,861	187

Cash and cash equivalents, end of period	$16,502	$16,502	$151	$16,502	$151

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at October 31, 2006 and the results of operations, shareholders’ equity and cash flows for the interim period ended October 31, 2006. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2006. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of October 31, 2006, the Company had a total of $16,502 in cash and working capital of $6,095. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

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
October 31, 2006
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

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2006, cash and cash equivalents consist of cash only.

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

The Company places its cash and cash equivalents with high credit quality financial institutions. As of October 31, 2006 the Company had no balance in a bank beyond insured limits.

d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of October 31, 2006, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2006
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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of October 31, 2006, none of the Company’s oil and gas properties were considered impaired.

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
October 31, 2006
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

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” which requires such things as the inclusion of foreign currency translation adjustments to be reported separately in its Statement of Stockholders’ Equity as part of other comprehensive income. The Company had no other comprehensive income for the periods presented.

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

Since the Company did not issue stock options to employees during the three and six months ended October 31, 2006 or 2005, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2006
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

In December 2005, the Company entered into a participation agreement with PB Energy USA Ltd. (“PB”), for the right to participate up to a 25% working interest in twenty-four wells by paying 33% of the leasing, drilling, completing and pipeline costs. The wells will target the Barnett Shale formation and will be located generally in the Dallas-Fort Worth area of North Texas.

In May 2006, the Company elected to participate in a 1% working interest in an exploration well in the Barnett Shale, which represented 1.33% of the estimated leasing, drilling, completing and pipeline costs. During the current quarter, the operator voluntarily relinquished one-fifth of its 25% carried interest in the well due to cost overruns. The Company now has a 1.07% working interest in the well.

During the quarter ended July 31, 2006, the Company advanced $35,532 to the operator of the well for its share of the costs. During the quarter ended October 31, 2006, the Company advanced a further $6,535 due to cost overruns. At October 31, 2006, $42,067 of the advances has been spent on drilling, gathering and tie-in activities. The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Drilling and
	Gathering	Total
Malcolm-Star, Barnett Shale

Six months ended October 31, 2006	$42,067	$42,067

Total oil and gas properties	$42,067	$42,067

As of October 31, 2006, the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.	Related Party Transactions

The Company’s sole officer and director acquired 2,000,000 shares of the Company’s common stock at a price of $0.001 per share for gross proceeds of $2,000 during the year ended April 30, 2005.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2006
(Unaudited)
(Expressed in U.S. Dollars)

5.	Income Taxes

As at October 31, 2006, the Company has estimated tax losses carryforward for tax purposes of $36,300 which begin to expire in 2021. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset are as follows:

Six months ended October 31,	2006	2005
Loss carry forwards	$9,809	$18
Valuation allowance	(9,809)	(18)
	$-	$-

6.	Comparative Amounts

Certain of the comparative amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

On December 1, 2005, we entered into a non-exclusive participation agreement (the “PB Energy Participation Agreement”) with PB Energy USA Ltd. (“PB Energy”). PB Energy has the right to participate in certain wells to be drilled by Star of Texas Energy Services, Inc. (“Star of Texas Energy Services”). Star of Texas Energy Services has arranged with land owners and leaseholders for the rights to drill exploration wells targeting the Barnett Shale formation in North Texas and has proposed to drill, as operator, one exploration well a month for twenty-four months. As operator, Star of Texas Energy Services retains a 25% working interest in each well that is to be drilled by it as operator. These rights are defined in the participation agreement to be entered into for each individual well drilled by Star of Texas Energy Services. Star of Texas Energy Services has the right to assign part or all of its 25% working interest to third parties.

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

In May 2006, we elected to participate in our first exploration well with Star of Texas Energy Services pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $42,067 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we are obliged to pay for 1.333% of the costs for drilling and completion of the well, but will only be entitled to receive a 1% revenue interest in the well. Due to cost overruns in the current period, the operator voluntarily relinquished one-fifth of their 25% carried interest. As a result, the Company is now entitled to a 1.07% working interest in the Malcolm-Star well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas Energy Services has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532, which we advanced to Star of Texas Energy Services during the current period ended July 31, 2006. During the quarter ended October 31, 2006, we advanced a further $6,535 due to cost overruns related to twining of a hole due to lost equipment. At October 31, 2006, Star of Texas Energy Services had expended approximately $42,067 of the advance for the drilling, completion and tie-in of the well. The well is awaiting a frac once equipment is available. We believe the results of the Malcolm-Star well will be available in the winter of 2007. We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well. There is no assurance that the Malcolm-Star well will be successful in discovering commercial quantities of gas from which production can be obtained. Gas pipeline infrastructure is approximately one mile from the well.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1. We are participating in a 1.07% working interest in the Malcolm-Star well in the Barnett Shale.  We have advanced $42,067 to the operator of the well which is estimated to cover our 1.07% working interest in the costs to lease, drill, complete and tie-in the well. The total cost of the well was estimated at $2,665,000 but has since risen to approximately $3,500,000 due to the twining of the hole as a result of lost equipment. The drilling of the Malcolm-Star well was completed in early September 2006 and tied-in in October 2006. The well is awaiting a frac and we expect the results in the winter of 2007.

2. If warranted by the results of the Malcolm-Star well, but not conditional, we intend to participate in working interests in further Barnett Shale exploration wells as proposed under the PB Energy Participation Agreement. We would likely proceed with a further 1% working interest in a Barnett Shale well as evaluated by Star of Texas Energy Services, subject to us having sufficient financing. We expect the costs of the 1% working interest in the well to be approximately $35,000. We anticipate that we will have to raise additional funding in order to participation in new exploration wells. If we obtain the necessary financing, we anticipate that we could participate in a second well to be drilled during the winter of 2006/2007 and would take approximately fifteen weeks to complete.

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

As at October 31, 2006, we had cash reserves of $16,502 and working capital of $6,095. We anticipate that our cash and working capital will be sufficient to enable us to pay for our participation obligations for the Malcolm-Star well and to pay for the costs of our general and administrative expenses for the next six months. However, our ability to participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

During the twelve month period, we may or may not generate any revenue dependent on the success of our 1.07% working interest in the Malcolm-Star well. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will likely not be an alternative for funding additional exploration wells as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund participation in additional exploration wells. In the absence of such financing, we will not be able to continue exploration and our business plan will fail. Even if we are successful in obtaining equity financing to fund additional exploration wells, there is no assurance that we will obtain the funding necessary to pursue any further exploration following the completion of the Malcolm-Star well. If we do not continue to obtain additional financing, we will not be able to continue with our exploration plan.

RESULTS OF OPERATIONS

Revenues

We have had no operating revenues since our inception on March 25, 2004 through to the six months ended October 31, 2006. We anticipate that we will not generate any revenues unless our participation in the Malcolm-Star well is successful and production of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for three and six months ended October 31, 2006 and 2005 are summarized below:

	Three Months Ended October 31, 2006	Three Months Ended October 31, 2005	Six Months Ended October 31, 2006	Six Months Ended October 31, 2005
General and administrative expenses
Bank Charges	$ 58	$ 18	$ 367	$ 36
Office expenses	195	-	312	-
Professional Fees	7,870	-	24,179	-
Transfer agent and filing Fees	1,670	-	4,107	-
Total general and administrative expenses	$ 9,793	$ 18	$ 28,965	$ 36

Professional fees incurred during the six months ended October 31, 2006 related to the completion of our financing in May 2006, the filing of our SB-2 registration statement with the Securities and Exchange Commission and expenses associated with being a reporting company under the Securities Exchange Act of 1934. We did not incur any professional fees during 2005 as we were not actively raising capital during this period.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $16,502 and working capital of $6,095 at October 31, 2006, compared to cash of $70,861 and working capital of $69,511 at April 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $23,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash and working capital will be sufficient to enable us to participate in the Malcolm-Star exploration well and to pay for the costs of our general and administrative expenses for the next six months. However, our ability to participate in further exploration wells will be subject to us obtaining adequate financing as these expenditures will exceed our cash reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next twelve months, provided that we do not participate in any additional exploration wells during this period. If we determine to proceed with participation in any additional exploration wells during this period, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $19,792 for the six months ended October 31, 2006, compared with cash used in operating activities of $36 for the six months ended October 31, 2005. The increase in cash used in operating activities reflects the increase in the net loss from $36 in 2005 to $28,849 in 2006. We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $42,067 for the six months ended October 31, 2006, compared with no cash used in investing activities for the six months ended October 31, 2005. The increase in cash used in investing activities is a result of the drilling, completion and tie-in costs of the Malcolm Star well during the period. Although we have not been advised of any future cash calls for the Malcolm Star well, cost overruns could occur and the Company would be committed to fund 1.33% of any such additional costs.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to October 31, 2006, we have raised a total of $84,500 from private offerings of our securities. Gross proceeds from the sale of shares of our common stock during the six months ended October 31, 2006 totaled $7,500, compared to no such proceeds the six months ended October 31, 2005.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of October 31, 2006, we had no proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chris Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2006 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

(c)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

PART II – Other Information

Item 1.	Legal Proceedings.

We are not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the first and second quarter of our fiscal year ending April 30, 2007.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
3.3(1)	Certificate of Amendment, as filed with the Nevada Secretary of State
10.1(1)	Participation Agreement between Explortex Energy Inc. and PB Energy USA Ltd. dated December 1, 2005
10.2(1)	Participation Agreement between Explortex Energy Inc. and Star of Texas Energy Services, Inc. dated December 1, 2005

Exhibit
Number	Description of Exhibit
31.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.
32.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on July 10, 2006.

(2)	Filed as an exhibit to this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENEGRY INC.

Signature	Title	Date
President, Chief Executive Officer, Chief Financial
	Officer and Director (Principal Executive Officer	December 12, 2006
/s/ Chris Cooper	and Principal Accounting Officer)
Chris Cooper