Form 10QSB
period 2007-01-31
Explortex Energy Inc.
filed 2007-03-12
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 3,100,000 shares of common stock issued and outstanding as of March 12, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2006. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three and nine month periods ended January 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)

(Expressed in U.S. Dollars)
January 31,
2007
ASSETS
Current assets
Cash and cash equivalents	$5,540
Oil and gas property, unproven (Note 3)	47,402
Total assets	$52,942

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$11,058
STOCKHOLDERS’ EQUITY
Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,100,000 issued
and outstanding	3,100
Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(42,616)
Total stockholders’ equity	41,884
Total liabilities and stockholders’ equity	$52,942

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to January 31, 2007
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)
				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity
Balance, March 25, 2004 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, April 30, 2004	-	-	-	(2,000)	(2,000)
Stock issued at $0.001 per share in
May 2004	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(269)	(269)
Balance, April 30, 2005	2,000,000	2,000	-	(2,269)	(269)
Stock issued at $0.075 per share in
January 2006	500,000	500	37,000	-	37,500
Stock issued at $0.075 per share in
April 2006	500,000	500	37,000	-	37,500
Net loss for the period	-	-	-	(5,220)	(5,220)
Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511
Stock issued at $0.075 per share in
May 2006	100,000	100	7,400	-	7,500
Net loss for the period	-	-	-	(35,127)	(35,127)
Balance, January 31, 2007	3,100,000	$3,100	$81,400	$(42,616)	$41,884

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative
	March 25, 2004	Three Months	Three Months	Nine Months	Nine Months
	(inception) to	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2007	2007	2006	2007	2006

General and administrative expenses
Bank charges	$ 539	$ 21	$ 25	$ 388	$ 61
Management fees	1,500	-	-	-	-
Office expenses	312	-	-	312	-
Professional fees	31,850	3,000	3,321	27,179	3,321
Transfer agent and filing fees	5,808	534	462	4,641	462
Travel and entertainment	2,723	2,723	-	2,723	-

Loss before interest income	$ (42,732)	$ (6,278)	$ (3,808)	$ (35,243)	$ (3,844)

Interest income	116	-	-	116	-

Net loss	$ (42,616)	$ (6,278)	$ (3,808)	$ (35,127)	$ (3,844)

Basic and diluted loss per share
Net loss per share		$ (0.00)	$ (0.00)	$ (0.01)	$ (0.00)

Weighted average number of
common shares outstanding		3,100,000	2,038,043	3,093,478	2,012,601

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Three Months	Three Months	Nine Months	Nine Months
	(inception) to	Ended	Ended	Ended	Ended
	January 31,	January 31,	January 31,	January 31,	January 31,
	2007	2007	2006	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$(42,616)	$(6,278)	$(3,808)	$(35,127)	$(3,844)
Changes in non-cash working capital items:
- accounts payable and accrued expenses	11,058	651	3,321	9,708	3,321

Net cash used in operating activities	(31,558)	(5,627)	(487)	(25,419)	(523)

Cash flows used in investing activities
Oil and gas properties	(47,402)	(5,335)	-	(47,402)	-

Net cash used in investing activities	(47,402)	(5,335)	-	(47,402)	-

Cash flows from financing activities
Proceeds from issuance of common stock	84,500	-	37,500	7,500	37,500
Due to a related party	-	-	257	-	257

Net cash from financing activities	84,500	-	37,757	7,500	37,757

Increase (decrease) in cash and cash equivalents	5,540	(10,962)	37,270	(65,321)	37,234

Cash and cash equivalents, beginning of period	-	16,502	151	70,861	187

Cash and cash equivalents, end of period	$5,540	$5,540	$37,421	$5,540	$37,421

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-	$-	$-
Income taxes paid	-	-	-	-	-

  The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at January 31, 2007 and the results of operations, shareholders’ equity and cash flows for the interim period ended January 31, 2007. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2006. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of January 31, 2007, the Company had a total of $5,540 in cash and a working capital deficit of $5,518. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

The Company has not generated any material operating revenues to date.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

2.	Significant Accounting Policies

a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at January 31, 2007, cash and cash equivalents consist of cash only.

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

The Company places its cash and cash equivalents with high credit quality financial institutions. As of January 31, 2007, the Company had no balance in a bank beyond insured limits.

d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of January 31, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of January 31, 2007, none of the Company’s oil and gas properties were considered impaired.

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

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

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

Since the Company did not issue stock options to employees during the three and nine months ended January 31, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

l)	New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

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

In May 2006, the Company elected to participate in a 1% working interest in an exploration well in the Barnett Shale, which represented 1.33% of the estimated leasing, drilling, completing and pipeline costs. During the nine months ended January 31, 2007, the operator voluntarily relinquished one-fifth of its 25% carried interest in the well due to cost overruns. The Company now has a 1.07% working interest in the well.

During the nine months ended January 31, 2007, the Company advanced $42,067 and accrued a further $5,335 to the operator of the well for its share of the cost. At January 31, 2007, $47,402 has been spent on drilling, gathering and tie-in activities. The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Drilling and
	Gathering	Total
Malcolm-Star, Barnett Shale

Nine months ended January 31, 2007	$47,402	$47,402

Total oil and gas properties	$47,402	$47,402

As of January 31, 2007, the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.	Related Party Transactions

The Company’s sole officer and director acquired 2,000,000 shares of the Company’s common stock at a price of $0.001 per share for gross proceeds of $2,000 during the year ended April 30, 2005.

5.	Income Taxes

As at January 31, 2007, the Company has an estimated tax losses carryforward for tax purposes of $42,600 which begins to expire in 2021. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
January 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset are as follows:

Nine months ended January 31,	2007	2006
Loss carry forwards	$11,506	$1,038
Valuation allowance	(11,506)	(1,038)
	$-	$-

6.	Comparative Amounts

Certain of the comparative amounts have been reclassified to conform to the current period’s presentation.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

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

In May 2006, we elected to participate in our first exploration well with Star of Texas Energy Services pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $42,067 and accrued a further $5,335 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we are obliged to pay for 1.333% of the costs for drilling and completion of the well, but will only be entitled to receive a 1% revenue interest in the well. Due to cost overruns in the current period, the operator voluntarily relinquished one-fifth of their 25% carried interest. As a result, the Company is now entitled to a 1.07% working interest in the Malcolm-Star well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas Energy Services has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. During the nine months ended January 31, 2007, we advanced Star of Texas Energy Services $42,067 and accrued a further $5,335. The well experienced cost overruns because the operator needed to twin the hole due to lost equipment. At January 31, 2007, Star of Texas Energy Services had expended approximately $47,402 on the drilling, completion and tie-in of the well. Star of Texas Energy Services has advised the well will be subject to a fracture stimulation program in the next three to four weeks. We believe the results of the Malcolm-Star well will be available in the winter of 2007. We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well. There is no assurance that the Malcolm-Star well will be successful in discovering commercial quantities of gas from which production can be obtained. Gas pipeline infrastructure is approximately one mile from the well.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1. We are participating in a 1.07% working interest in the Malcolm-Star well in the Barnett Shale.  We have advanced $42,067 and accrued a further $5,335 to the operator of the well which is estimated to cover our 1.07% working interest in the costs to lease, drill, complete and tie-in the well. The total cost of the well was estimated at $2,665,000 but has since risen to approximately $3,500,000 due to the twining of the hole as a result of lost equipment. The drilling of the Malcolm-Star well was completed in early September 2006 and tied-in in October 2006. The well is awaiting a fracture stimulation program in the next three to four weeks and we expect the results in the winter of 2007.

2. If warranted by the results of the Malcolm-Star well, but not conditional, we intend to participate in working interests in further Barnett Shale exploration wells as proposed under the PB Energy Participation Agreement. We would likely proceed with a further 1% working interest in a Barnett Shale well as evaluated by Star of Texas Energy Services, subject to us having sufficient financing. We expect the costs of the 1% working interest in the well to be approximately $45,000. We anticipate that we will have to raise additional funding in order to participation in new exploration wells. If we obtain the necessary financing, we anticipate that we could participate in a second well to be drilled during the spring or summer of 2007 and would take approximately fifteen weeks to complete.

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

As at January 31, 2007, we had cash reserves of $5,540 and a working capital deficit of $5,518. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

During the twelve month period, we may or may not generate any revenue dependent on the success of our 1.07% working interest in the Malcolm-Star well. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will likely not be an alternative for funding additional exploration wells as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund participation in additional exploration wells. In the absence of such financing, we will not be able to continue exploration and our business plan will fail. Even if we are successful in obtaining equity financing to fund additional exploration wells, there is no assurance that we will obtain the funding necessary to pursue any further exploration or have the funds to complete the Malcolm-Star well. If we do not continue to obtain additional financing, we will not be able to continue with our exploration plan.

RESULTS OF OPERATIONS

Revenues

We have had no operating revenues since our inception on March 25, 2004 through to the nine months ended January 31, 2007. We anticipate that we will not generate any revenues unless our participation in the Malcolm-Star well is successful and production of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for three and nine months ended January 31, 2007 and 2006 are summarized below:

	Three Months Ended January 31, 2007	Three Months Ended January 31, 2006	Nine Months Ended January 31, 2007	Nine Months Ended January 31, 2006
General and administrative expenses
Bank Charges	$ 21	$ 25	$ 388	$ 61
Office expenses	-	-	312	-
Professional Fees	3,000	3,321	27,179	3,321
Transfer agent and filing Fees	534	462	4,641	462
Travel and entertainment	2,723	-	2,723	-
Total general and administrative expenses	$6,278	$ 3,808	$ 35,243	$ 3,844

Professional fees of $27,179 incurred during the nine months ended January 31, 2007 related to the completion of our financing in May 2006, the filing of our SB-2 registration statement with the Securities and Exchange Commission and expenses associated with being a reporting company under the Securities Exchange Act of 1934. During 2006 we incurred $3,321 in professional fees for our financing in January 2006.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

During the nine months ended January 31, 2007, we incurred travel and entertainment costs of $2,723 related to property investigation of oil and gas properties in Texas.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $5,540 and a working capital deficit of $5,518 at January 31, 2007, compared to cash of $70,861 and working capital of $69,511 at April 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be approximately $18,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next six months, provided that we do not participate in any additional exploration wells during this period. If we determine to proceed with participation in any additional exploration wells during this period, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $25,419 for the nine months ended January 31, 2007, compared with cash used in operating activities of $523 for the nine months ended January 31, 2006. The increase in cash used in operating activities reflects the increase in the net loss from $3,844 in 2006 to $35,127 in 2007. We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $47,402 for the nine months ended January 31, 2007, compared with no cash used in investing activities for the nine months ended January 31, 2006. The increase in cash used in investing activities is a result of the drilling, completion and tie-in costs of the Malcolm Star well during the period. Although we have accrued $5,335 for future cash calls for the Malcolm Star well, further cost overruns could occur and the Company would be committed to fund 1.33% of any such additional costs.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to January 31, 2007, we have raised a total of $84,500 from private offerings of our securities. Gross proceeds from the sale of shares of our common stock during the nine months ended January 31, 2007 totaled $7,500, compared to $37,500 in such proceeds the nine months ended January 31, 2006.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated June 6, 2006 that they have substantial doubt we will be able to continue as a going concern.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of January 31, 2007, we had no proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Chris Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended January 31, 2007 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

No matters were submitted to our security holders for a vote during the first, second and third quarter of our fiscal year ending April 30, 2007.

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

EXPLORTEX ENEGRY INC.

Signature	Title	Date
President, Chief Executive Officer, Chief Financial
	Officer and Director (Principal Executive Officer	March 12, 2007
/s/ Chris Cooper	and Principal Accounting Officer)
Chris Cooper