Form 10KSB
period 2007-04-30
Explortex Energy Inc.
filed 2007-07-30
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2007

[   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-52152

EXPLORTEX ENERGY INC.
(Name of small business issuer in its charter)

Nevada	98-0489027
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Suite 2410, 650 West Georgia Street
Vancouver, British Columbia, Canada	V6B 4N7
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 689-8336

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $0.001 par value
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes [X]   No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [X]

State issuer’s revenues for its most recent fiscal year. $0.00 State the aggregate market value of the voting and non-
voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $110,000 as at July 25, 2007

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 3,100,000 shares of common stock as of July 25, 2007.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

EXPLORTEX ENERGY INC.

Annual report On Form 10-KSB
For The Year Ended
April 30, 2007

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this annual report on Form 10-KSB constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural gas, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on July 10, 2006, this annual report on Form 10-KSB, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.                Description of Business Overview

We are a natural resource exploration stage company engaged in the participation in the drilling of oil and gas properties in the United States. We have acquired a 1% working interest, which has been increased to a 1.07% interest, in an exploration well drilled by Star of Texas Energy Services. We acquired this working interest through our PB Energy Participation Agreement with PB Energy USA Ltd. We do not conduct any independent oil and gas exploration, other than through our participation in wells drilled by Star of Texas Energy Services, as operator, under the PB Energy Participation Agreement.

We are considered an exploration or exploratory stage company as we are involved in the participation in the drilling of exploration wells that we believe may contain commercial quantities of oil and gas for the purpose of production and sale. We do not own any direct interest in any oil and gas property and there are no assurances that the exploration wells in which we participate will result in the establishment of proved oil or gas reserves or commercial production.

Our Corporate Organization

Incorporation

We were incorporated under the laws of Nevada under the name Anacot Technologies. Our name was changed to Explortex Energy Inc. effective November 9, 2005.

Principal Executive Offices

Our principal offices are located at Suite 2410, 650 West Georgia Street, PO Box 11524, Vancouver, British Columbia, Canada V6B 4N7. Our telephone number is (604) 689-8336 and our fax number is (604) 682-5564.

Our Business

PB Energy Participation Agreement

On December 1, 2005, we entered into a non-exclusive participation agreement (the “PB Energy Participation Agreement”) with PB Energy USA Ltd. (“PB Energy”). PB Energy has the right to participate in certain wells to be drilled by Star of Texas Energy Services, Inc. (“Star of Texas”). Star of Texas has arranged with land owners and leaseholders for the rights to drill exploration wells targeting the Barnett Shale formation in North Texas, and has proposed to drill, as operator, one exploration well per month for a period of twenty-four months. As operator, Star of Texas retains a 25% working interest in each well that it drills as operator. These rights are defined in the participation agreement that is entered into for each individual well drilled by Star of Texas. Star of Texas has the right to assign part or all of its 25% working interest to third parties.

The PB Energy Participation Agreement gives us the right, but not the obligation, to participate up to a maximum 25% working interest, subject to availability, in each exploration well to be drilled by Star of Texas up to December of 2007. In order to purchase each 1% working interest in a well, we are required to pay a project payment of approximately $35,000 per 1% working participation interest. This amount is based on an estimated gross cost for the horizontal drilling and completion attempt per well of $2,700,000, and the requirement under the individual well participation agreement that the 75% working interest participants are obligated to pay 100% of the actual drilling and completion costs. In aggregate, we have the option to acquire up to a 25% working interest in each well by paying up to 33.33% of all costs and expenses incurred for the joint account under the operating agreement respecting the drilling and completion of each well.

We committed in the PB Energy Participation Agreement to participate in the drilling of one well. We have met this commitment by electing to participate in the Malcolm-Star well, as described below.

We will be required to pay in advance for our proportion share in the cost of drilling and participation in any well pursuant to an authorization for expenditure that will be delivered to us by the operator. The authorization for expenditures sets forth the operator’s good faith estimate of the costs of the well, and we are required to pay for our proportionate cost to the extent of our working interest prior to commencement of drilling. This amount represents projected costs of drilling and completion of the well, but does not include casing of the well.

Participation in the drilling and completion of a well will cover the cost of drilling and completion to an “objective depth”. Once the well has been drilled to the objective depth, we will have to elect, upon receiving all information available in respect of the well, to participate in the setting of production casing for and completion of the well. If we participate in the casing and completion of the well, then we will be required to pay a proportion of this expense based upon our proportionate working interest, subject to the 25% carried interest of Star of Texas. If we do not elect to participate, then we will be subject to those penalties set forth in the Operating Agreement. If all parties with an interest in a well elect to abandon the well, then we will pay our working interest share of all costs associated with plugging and abandoning the well.

All operations of any well will be conducted in accordance with the terms and provisions of the Operating Agreement. Star of Texas is designated as the operator for the well, and is entitled to receive all revenues due to the owners of the working interests in each well and to deduct operating and other expenses from the revenue prior to the distribution of the revenues. Star of Texas, as operator, also has the right to enter into gas purchase contracts binding the working interest owners on terms and conditions deemed reasonable by Star of Texas.

As operator, Star of Texas has the sole right and discretion, at any time and for any reason, to substitute re-entry or drill site locations and/ or refuse to re-enter and drill any well. In the event of substitution, the funds for such well that have been contributed will be used for the purposes of re-entering or drilling and possibly completing the substitute well or wells. In the event that the operator decides not to re-enter and drill a well and does not substitute a well or wells, the operator is required to return the funds we have contributed to us, after all cost overages have been paid.

The term of the PB Energy Participation Agreement is for a period of two years.

The Malcolm Star Well

In May 2006, we elected to participate in our first exploration well with Star of Texas pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $42,067 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we are obliged to pay for 1.333% of the costs for drilling and completion of the well, but will only be entitled to receive a 1% revenue interest in the well. Due to cost overruns the Malcolm-Star well experienced, the operator voluntarily relinquished one-fifth of their 25% carried interest. As a result, we are now entitled to a 1.07% working interest in the Malcolm-Star well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. During the year ended April 30, 2007, we advanced Star of Texas $42,067 for our share of the costs of the well. The well experienced cost overruns because the operator needed to twin the hole due to lost equipment. As at April 30, 2007, our proportionate shares of the expenses incurred by Star of Texas on the drilling, completion and tie-in of the well was $42,067. Star of Texas has advised that the well began production on June 8, 2007 and is currently flowing at an average rate of 140 MCF (thousand cubic feet) of natural gas per day. Our working interest in the well is 1.07% or approximately 1.5 MCF/day. The well has limited production history and we cannot evaluate the economics of the well until production volumes have leveled off. We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well. There is no assurance that the Malcolm-Star well will be successful in producing commercial quantities of gas from which production can be obtained.

Location of Malcolm-Star Well:

Additional Wells

Our PB Energy Participation Agreement contemplates the drilling of approximately 24 exploration wells in the Wise, Denton and Jack Counties in the State of Texas over the two year term of the agreement at a rate of one well per month. The two year agreement ends in December 2007. The location and timing of any additional wells will be at the discretion of Star of Texas, as the operator of the wells. Any decision made by us not to participate in any proposed well will have no impact on our right to participate in any subsequent wells.

Barnett Shale, Texas

The properties that will be the subject of drilling under the participation agreements are generally located in the Wise, Denton and Jack Counties in the State of Texas. We do not own any interest in any property and any working interest that we acquire will not provide us with any rights of ownership of any property. Star of Texas has acquired the rights to drill certain properties located in these areas pursuant to agreements with the property owners. We are not party to any agreements between Star of Texas and the property owners.

The Barnett Shale trend was pioneered by Mitchell Energy starting in 1981. Commercialization of the project was slow to occur until the application of large water fracturing stimulations at the Newark East Field in 1997. A second technology breakthrough occurred with the application of horizontal wells and selective stimulations. The Barnett Shale trend is the largest gas field in Texas with the productive limits being expanded as more than eighty active drilling rigs deliver new insights and understanding to the area operators. We entered into the Barnett Shale trend through our participation agreement with PB Energy and have since acquired a 1% working interest, which has been increased to a 1.07% interest, in the Malcolm-Star well located in the Barnett Shale in Wise County, Texas.

Competitors

In the Barnett Shale area located in the Greater Fort Worth Basin of Texas, we compete with a number of larger well-known oil and gas exploration companies such as Burlington Resources, Devon Energy, EOG Resources, Encana, Murphy Oil and Quicksilver Resources. Each of these companies has significant financial resources as well as specialized engineering expertise in the area which makes them formidable competitors. Due to the area’s significant potential upside, the Barnett Shale has recently attracted a great deal of interest from numerous other companies and it is expected that the competition for land, personnel and equipment will become more intense over the months and years ahead.

Government Regulations

Drilling of oil and gas wells in the United States is subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells; maintaining bonding requirements in order to drill or operate wells; implementing spill prevention plans; submitting notification and receiving permits relating to the presence, use and release of certain materials incidental to oil and gas operations; and regulating the location of wells, the method of drilling and casing wells, the use, transportation, storage and disposal of fluids and materials used in connection with drilling and production activities, surface usage and the restoration of properties upon which wells have been drilled, the plugging and abandoning of wells and the transporting of production. Operations are or will be also subject to various conservation matters, including the regulation of the size of drilling and spacing units or proration units, the number of wells which may be drilled in a unit, and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely on voluntary pooling of lands and leases, which may make it more difficult to develop oil and gas properties. In addition, state conservation laws establish maximum rates of production from oil and gas wells, generally limit the venting or flaring of gas, and impose certain requirements regarding the ratable purchase of production. The effect of these regulations is to limit the amounts of oil and gas that may be produced from wells in which we participate and to limit the number of wells or the locations that may drilled and in which we may participate.

As a participant in the drilling of exploration wells, our business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the oil and gas industry. Failure of the operator of wells in which we participate to comply with any laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could increase the costs of exploration for and production of oil and gas. These increased costs are passed on to us by the operator of the wells in accordance with our obligations to bear a proportionate share of these costs under our participation agreements. Increased costs could reduce our ability to participate in the drilling and completion of additional wells and could reduce the overall profitability of wells in which we participate where the production stage is achieved and sales revenues are earned.

Environmental Regulations

Operations on properties in which we have an interest are subject to extensive federal, state and local environmental laws that regulate the discharge or disposal of materials or substances into the environment and otherwise are intended to protect the environment. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply.

Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose “strict liability” for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

We will rely on the operator of wells in which we participate to comply with all environmental laws in carrying out the drilling and completion of exploration wells and bringing any wells into production. To the extent that increased expenses are incurred to comply with environmental regulation, these costs will be passed on to us by the operators of the wells in accordance with our obligations under our participation agreements for the wells. Increased costs could reduce our ability to participate in the drilling and completion of additional wells and could reduce the overall profitability of wells in which we participate where the production stage is achieved and sales revenues are earned.

Legislation has been proposed in the past and continues to be evaluated in Congress from time to time that would reclassify certain oil and gas exploration and production wastes as “hazardous wastes.” This reclassification would make these wastes subject to much more stringent storage, treatment, disposal and cleanup requirements, which could have a significant adverse impact on operating costs. Initiatives to further regulate the disposal of oil and gas wastes are also proposed in certain states from time to time and may include initiatives at the county, municipal and local government levels. These various initiatives could have a similar adverse impact on operating costs.

Employees

As of the date of this annual report, we do not have any employees other than Mr. Chris Cooper, our sole executive officer.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2.                Description of Property

Our executive offices are located at Suite 2410, 650 West Georgia Street, Vancouver, British Columbia, Canada. Mr. Chris Cooper, our president, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

We also have a 1.07% working interest in the Malcolm-Star well located in Wise County, Texas, as described above under “Description of Business”.

Item 3.                Legal Proceedings

We currently are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.

Item 4.                Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended April 30, 2007.

PART II – FINANCIAL INFORMATION

Item 5.                Market for Common Equity and Related Stockholder Matters Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol EXPX. Our common stock became eligible for trading on the OTC Bulletin Board on October 23, 2006.

The following table indicates the high and low bid prices of our common stock during the periods indicated:

Quarter Ended	High Bid	Low Bid
April 30, 2007	$ 0.10	$ 0.10
January 31, 2007	$ 0.10	$ 0.10

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at July 25, 2007, we had 42 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  We would not be able to pay our debts as they become due in the usual course of business; or

  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We did not complete any sales of securities without registration under the Securities Act of 1933 during our fiscal year ended April 30, 2007, except as follows:

  We completed an offering of 100,000 shares of our common stock at a price of $0.075 per share to a total of nine purchasers on May 18, 2006. The total proceeds from this offering were $7,500. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 6.                Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended April 30, 2007 should be read in conjunction with our audited financial statements and related notes for the year ended April 30, 2007.

Plan Of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1.

We participated in a 1.07% working interest in the Malcolm-Star well in the Barnett Shale. We have advanced $42,067 to the operator of the well which is estimated to cover our 1.07% working interest in the costs to lease, drill, complete and tie-in the well. The total cost of the well was estimated at $2,665,000 but has since risen to approximately $4,300,000 due to the twining of the hole as a result of lost equipment. The drilling of the Malcolm-Star well was completed in early September 2006 and tied-in in October 2006. On June 8, 2007, the well began flowing at an average rate of 140 MCF of natural gas per day. Our working interest in the well is 1.07% or approximately 1.5 MCF/day. We are waiting for the well’s production to level off to determine if it is economical.

2.

If warranted by the results of the Malcolm-Star well, but not conditional, we intend to participate in working interests in further Barnett Shale exploration wells as proposed under the PB Energy Participation Agreement. We would likely proceed with a further 1% working interest in a Barnett Shale well as evaluated by Star of Texas, subject to us having sufficient financing. We expect the costs of the 1% working interest in the well to be approximately $45,000, which is higher than originally anticipated due to an increase in costs to drill. We anticipate that we will have to raise additional funding in order to participation in new exploration wells. If we obtain the necessary financing, we anticipate that we could participate in a second well to be drilled during the fall of 2007 and would take approximately fifteen weeks to complete.

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

As at April 30, 2007, we had cash reserves of $9,021 and a working capital deficit of $1,132. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

During the twelve month period, we may or may not generate any revenue dependent on the success of our 1.07% working interest in the Malcolm-Star well. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will likely not be an alternative for funding additional exploration wells as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund participation in additional exploration wells. In the absence of such financing, we will not be able to continue exploration and our business plan will fail. Even if we are successful in obtaining equity financing to fund additional exploration wells, there is no assurance that we will obtain the funding necessary to pursue any further exploration. If we do not continue to obtain additional financing, we will not be able to continue with our exploration plan.

Results Of Operations

Revenues

We have had no operating revenues since our inception on March 25, 2004 through to the year ended April 30, 2007. We anticipate that we will not generate any revenues unless our participation in the Malcolm-Star well is successful and production of economic levels of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for years ended April 30, 2007 and 2006 are summarized below:

	Year Ended April 30, 2007	Year Ended April 30, 2006
General and administrative expenses
Bank Charges	$ 407	$ 87
Office Expenses	417	-
Professional Fees	27,679	4,671
Transfer Agent and Filing Fees	4,966	462
Travel and Entertainment	2,723	-
Total General and Administrative Expenses	$ 36,192	$ 5,220

Professional Fees

Professional fees of $27,679 incurred during the year ended April 30, 2007 related to the completion of our financing in May 2006, the filing of our SB-2 registration statement with the SEC and expenses associated with being a reporting company under the Securities Exchange Act of 1934. During 2006 we incurred $4,671 in professional fees in connection with our financings in January and April of 2006.

Transfer Agent and Filing Fees

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with state regulators and with the establishment of our transfer agent.

Travel and Entertainment

During the year ended April 30, 2007, we incurred travel and entertainment costs of $2,723 related to property investigation of oil and gas properties in Texas.

Liquidity And Capital Resources

We had cash of $9,021 and a working capital deficit of $1,132 as at April 30, 2007, compared to cash of $70,861 and working capital of $69,511 as at April 30, 2006.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be a minimum of approximately $18,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next six months, provided that we do not participate in any additional exploration wells during this period. If we determine to proceed with participation in any additional exploration wells during this period, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $27,273 for the year ended April 30, 2007, compared with cash used in operating activities of $3,870 for the year ended April 30, 2006. The increase in cash used in operating activities reflects the increase in the net loss from $5,220 in 2006 to $36,076 in 2007. We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $42,067 for the year ended April 30, 2007, compared with no cash used in investing activities for the year ended April 30, 2006. The increase in cash used in investing activities is a result of the drilling, completion and tie-in costs of the Malcolm Star well during the year. Although we have not received any cash calls for the Malcolm Star well subsequent to the year ended April 30, 2007, further cost overruns could occur and the Company would be committed to fund 1.33% of any such additional costs.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to April 30, 2007, we have raised a total of $84,500 from private offerings of our securities. Gross proceeds from the sale of shares of our common stock during the year ended April 30, 2007 totaled $7,500, compared to $75,000 in such proceeds the year ended April 30, 2006.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated June 25, 2007 that they have substantial doubt we will be able to continue as a going concern. The Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of April 30, 2007, we had no proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties. Specifically, we compute the ceiling test so that capitalized cost, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of April 30, 2007, none of our oil and gas properties were considered impaired.

Item 7. Financial Statements

The following audited financial statements of the Company are included in this annual report on Form 10-KSB:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Explortex Energy Inc.
Vancouver, British Columbia
|CANADA

We have audited the accompanying balance sheet of Explortex Energy Inc. ("the Company") (an exploration stage company) as of April 30, 2007, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2007 and 2006, and for the period from March 25, 2004 (date of inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Explortex Energy Inc. (an exploration stage company) as of April 30, 2007, and the results of its operations and its cash flows for the years ended April 30, 2007 and 2006, and for the period from March 25, 2004 (date of inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not realized any revenue from operations since inception and has an accumulated deficit at April 30, 2007. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

July 25, 2007
|Seattle, Washington

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet

(Expressed in U.S. Dollars)

April 30,
2007
ASSETS
Current assets
Cash and cash equivalents	$9,021
Oil and gas property, unproven (Note 3)	42,067
Total assets	$51,088

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$10,153
STOCKHOLDERS’ EQUITY
Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,100,000 issued
and outstanding	3,100
Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(43,565)
Total stockholders’ equity	40,935
Total liabilities and stockholders’ equity	$51,088

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Year	Year
	(inception) to	Ended	Ended
	April 30,	April 30,	April 30,
	2007	2007	2006

General and administrative expenses
Bank charges	$558	$407	$87
Management fees	1,500	-	-
Office expenses	417	417	-
Professional fees	32,350	27,679	4,671
Transfer agent and filing fees	6,133	4,966	462
Travel and entertainment	2,723	2,723	-

Loss before interest income	$(43,681)	$(36,192)	$(5,220)

Interest income	116	116	-

Net loss	$(43,565)	$(36,076)	$(5,220)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.00)

Weighted average number of
common shares outstanding		3,095,068	2,134,247

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to April 30, 2007
Statements of Stockholders’ Equity

(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity
Balance, March 25, 2004 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, April 30, 2004	-	-	-	(2,000)	(2,000)
Stock issued at $0.001 per share in
May 2004	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(269)	(269)
Balance, April 30, 2005	2,000,000	2,000	-	(2,269)	(269)
Stock issued at $0.075 per share in
January 2006	500,000	500	37,000	-	37,500
Stock issued at $0.075 per share in
April 2006	500,000	500	37,000	-	37,500
Net loss for the period	-	-	-	(5,220)	(5,220)
Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511
Stock issued at $0.075 per share in
May 2006	100,000	100	7,400	-	7,500
Net loss for the period	-	-	-	(36,076)	(36,076)
Balance, April 30, 2007	3,100,000	$3,100	$81,400	$(43,565)	$40,935

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Year	Year
	(inception) to	Ended	Ended
	April 30,	April 30,	April 30,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$(43,565)	$(36,076)	$(5,220)
Changes in non-cash working capital items:
- accounts payable and accrued expenses	10,153	8,803	1,350

Net cash used in operating activities	(33,412)	(27,273)	(3,870)

Cash flows used in investing activities
Oil and gas properties	(42,067)	(42,067)	-

Net cash used in investing activities	(42,067)	(42,067)	-

Cash flows from financing activities
Proceeds from issuance of common stock	84,500	7,500	75,000
Due to a related party	-	-	(456)

Net cash from financing activities	84,500	7,500	74,544

Increase (decrease) in cash and cash equivalents	9,021	(61,840)	70,674

Cash and cash equivalents, beginning of period	-	70,861	187

Cash and cash equivalents, end of period	$9,021	$9,021	$70,861

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)

1.	Basis of Presentation

a)	Organization

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of April 30, 2007, the Company had a total of $9,021 in cash and a working capital deficit of $1,132. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

The Company has not generated any operating revenues to date.

2.	Significant Accounting Policies

	a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at April 30, 2007, cash and cash equivalents consist of cash only.

	b)	Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)

estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

c)	Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions. As of April 30, 2007, the Company had no balance in a bank beyond insured limits.

d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. As of April 30, 2007, the Company had no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)

subject to the ceiling test. As of April 30, 2007, none of the Company’s oil and gas properties were considered impaired.

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

The Company maintains its accounting records in U.S. Dollars, as follows:

At the transaction date, each asset, liability, revenue and expense is translated into U.S. dollars by the use of the exchange rate in effect at that date. At the reporting period end, assets and liabilities are remeasured by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in operations and have not been material to date.

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

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect in the periods in which the differences are expected to reverse.

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

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)

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

Since the Company did not issue stock options to employees during the years ended April 30, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“FAS 159”). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company’s financial position.

3.	Oil and Gas Property, Unproven

In December 2005, the Company entered into a participation agreement with PB Energy USA Ltd. (“PB”), for the right to participate up to a 25% working interest in up to twenty-four wells by paying

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)

up to 33% of the leasing, drilling, completing and pipeline costs. The wells will target the Barnett Shale formation and will be located generally in the Dallas-Fort Worth area of North Texas.

In May 2006, the Company elected to participate in a 1% working interest in an exploration well in the Barnett Shale, which represented 1.33% of the estimated leasing, drilling, completing and pipeline costs. During the year ended April 30, 2007, the operator voluntarily relinquished one-fifth of its 25% carried interest in the well due to cost overruns. The Company now has a 1.07% working interest in the well.

During the year ended April 30, 2007, the Company advanced $42,067 to the operator of the well for its share of the costs. At April 30, 2007, $42,067 has been spent on drilling, gathering and tie-in activities. The total costs incurred and excluded from amortization for the Company’s oil and gas properties are summarized as follows:

	Drilling and
	Gathering	Total
Malcolm-Star, Barnett Shale

Year ended April 30, 2007	$42,067	$42,067

Total oil and gas properties	$42,067	$42,067

As of April 30, 2007, the Company’s oil and gas properties are considered unproven. Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.	Related Party Transactions

The Company’s sole officer and director acquired 2,000,000 shares of the Company’s common stock at a price of $0.001 per share for gross proceeds of $2,000 during the year ended April 30, 2005.

5.	Income Taxes

As at April 30, 2007, the Company has an estimated tax losses carryforward for tax purposes of $43,565 which begins to expire in 2021. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the Company’s deferred tax asset are as follows:

Twelve months ended April 30,	2007	2006
Loss carry forwards	$12,052	$2,546
Valuation allowance	(12,052)	(2,546)
	$-	$-

Item 8.                Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.              Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Chris Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal year ended April 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended April 30, 2007.

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(b)

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c)

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

In connection with the preparation of our financial statements for the year ended April 30, 2007, certain additional internal control weaknesses became evident to Mr. Cooper, that, in the aggregate, represent material weakness, including:

(i)	lack of segregation of incompatible duties;

(ii)	insufficient Board of Directors representation; and

(iii)	lack of effective oversight in an audit committee.

As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with Mr. Cooper our sole director and Chief Executive Officer, with respect to Peterson Sullivan’s audit procedures for fiscal 2007, Peterson Sullivan informed Mr. Cooper that these deficiencies constituted material weakness, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Oversight Board, or PCAOB.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.

Item 8B.              Other Information

Not applicable.

PART III

Item 9.                Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of July 25, 2007 are as follows:

Director:

Name of Director	Age

Chris Cooper	36

Executive Officer:

Name of Executive Officer	Age	Office

Chris Cooper	36	President, Secretary and Treasurer

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

Chris Cooper is and has been our sole director, president, secretary and treasurer since inception, March 25, 2004. Mr. Cooper has over ten years of experience in both the domestic and international oil and gas industries. Mr. Cooper received his B.A. from Hofstra University and his M.B.A. from Dowling College, both in New York State.

A description of Mr. Cooper’s business experience is presented below:

Name of Company	Dates	Description
Banks Energy Inc.	March 2000 to October 2005	Co-founder and director of Banks Energy Inc. ("Banks"), since March 2000. Banks was a Canadian company listed on the TSX Venture Exchange with several producing oil wells in Saskatchewan, Canada. Banks was acquired by Arapahoe Energy Corporation in October 2005.
Benchmark Energy Corp.	February 2002 to Present	Director and Chief Financial Officer of Benchmark Energy Corp., a Canadian company listed on the TSX Venture Exchange, exploring for oil and gas in northern Africa.
Choice Resources Corp.	August 2000 to Present	Co-founder and director of Choice Resources Corp., a Canadian company listed on the TSX Venture Exchange that produces natural gas in Alberta, Canada.
Copacabana Capital Limited	February 2004 to Present	Director of Copacabana Capital Limited, a computer rental and leasing company listed on the TSX Venture Exchange.
CounterPath Solutions, Inc.	August 2005 to Present	Director of CounterPath Solutions, Inc., a developer of award-winning, high-quality, carrier-grade VoIP (Voice over IP) and Video over IP SIP softphones for service providers, cable operators, Internet telephony service providers, IP PBX manufacturers and OEMs. The Company is listed on the NASD-OTCBB.

Name of Company	Dates	Description
Healthscreen Solutions Inc.	September 1999 to present	Director of Healthscreen Solutions Inc. from September 1999 to the present. Healthscreen is a Canadian company listed on the TSX Venture Exchange that develops software for use in the medical industry.
Lagasco Corp.	December 2003 to Present	Director of Lagasco Corp., a Canadian company listed on the TSX Venture Exchange that produces natural gas in Alberta, Canada.
Northern Sun Exploration Company Inc.	April 2003 to Present	Co-founder, Chief Executive Officer and director of Northern Sun Exploration Company Inc. ("Northern Sun"), since April 2003. Northern Sun is a Canadian company listed on the TSX Venture Exchange with several producing natural gas wells in Saskatchewan and Alberta, Canada.
Styles Management Ltd.	January 1995 to Present	President and Chief Executive Officer of Styles Management Ltd., a private business management company, from January 1995 to present.
Trinity Ventures Ltd.	May 1999 to September 2002	Founder, president and a director of Trinity Ventures Ltd., a company previously listed on the TSX Venture Exchange. Trinity was acquired by Banks Energy Inc. in September 2002.
Watch Resources Ltd.	December 1999 to Present	Director of Watch Resources Ltd. (Watch), a Canadian company listed on the TSX Venture Exchange with oil and gas projects in Alberta and British Columbia, Canada, from August 2000 to the present.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officer and director described above.

Committees of the Board Of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. However, our board of directors is considering establishing various committees during the current fiscal year.

Family Relationships

There are no family relationships among our directors or officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2007 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
Chris Cooper, President, CEO, CFO and Director	One	Nil	Nil

Item 10.                Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to chief executive officer, Mr. Chris Cooper for the two years ended April 30, 2007 and 2006. We do not have any other executive officers.

No other compensation was paid to Mr. Cooper other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chris Cooper, President	2007 2006	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil	Nil Nil

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Cooper. Generally, Mr. Cooper provides his services on a part-time basis without compensation.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended April 30, 2007. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on April 30, 2007.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended April 30, 2007, or (ii) since the end of our most recent fiscal year on April 30, 2007.

Outstanding Stock Options

None of our directors or officers hold any options to purchase any shares of our common stock.

Item 11.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 25, 2007 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class (1)

Directors and Officers

Common Stock	Chris Cooper Suite 2410, 650 West Georgia St. PO Box 11524 Vancouver, BC, Canada V6B 4N7	2,000,000 shares	64.5%

Common Stock	All executive officers and directors as a group (one person)	2,000,000 shares	64.5%

(1)         The percentage of class is based on 3,100,000 shares of common stock issued and outstanding as of July 25, 2007.
(2)         Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles or by-laws, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.                Certain Relationships and Related Transactions, any Director Independence

During the past fiscal year ended April 30, 2007, none of the following parties has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  Any of our directors or officers;

  Any person proposed as a nominee for election as a director;

  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Advances by Chris Cooper

Since inception, Chris Cooper, our sole executive officer and director has advanced us funds for general working capital. The advances were unsecured, did not bear interest and had no repayment terms. During the year ended April 30, 2006, Mr. Cooper was reimbursed his advances totalling $456 from the proceeds of a financing. There have been no advances made by Mr. Cooper to us since May 1, 2006.

Item 13.                Exhibits

The following exhibits are included with this Annual Report on Form 10-KSB:

Exhibit
Number	Description of Exhibit

3.1(1)	Articles of Incorporation

3.2(1)	By-Laws

3.3(1)	Certificate of Amendment, as filed with the Nevada Secretary of State

10.1(1)	Participation Agreement between Explortex Energy Inc. and PB Energy USA Ltd. dated December 1, 2005

10.2(1)	Participation Agreement between Explortex Energy Inc. and Star of Texas Energy Services, Inc. dated December 1, 2005

31.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a- 14(b) of the Exchange Act.

32.1(2)

Certification of Chief Executive Officer and Chief Financial Officer pursuant Rule 13a- 14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on July 10, 2006.

(2)	Filed as an exhibit to this annual report on Form 10-KSB.

Item 14.                Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed, or expected to be billed, to us by our independent auditors, Peterson Sullivan PLLC, Certified Public Accountants, for each of our last two fiscal years:

		Year Ended April 30,
		2007		2006
Audit and Quarterly Review Fees		$15,500		$7,112
Audit Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$15,500		$7,112

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements, reviews of our interim quarterly financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Tax Fees

Tax fees are billed by our independent auditor for the preparation of federal income tax return and any state income tax filings as well as for advice on income tax matters.

All Other Fees

All other fees include fees billed by our independent auditor for due diligence work performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENERGY INC.

By: /s/ Chris Cooper
Chris Cooper
Chief Executive Officer and Chief Financial Officer
Date: July 25, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting and

/S/ Chris Cooper	Director	July 25, 2007
Chris Cooper