Form 10QSB
period 2007-07-31
Explortex Energy Inc.
filed 2007-09-14
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to _____________

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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 3,100,000 shares of common stock issued and outstanding as of September 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2007. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three month periods ended July 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)

(Expressed in U.S. Dollars)
July 31,
2007
ASSETS
Current assets
Cash and cash equivalents	$1,606
Oil and gas property (Note 3)	47,475
Total assets	$49,081

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$28,131
STOCKHOLDERS’ EQUITY
Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,100,000 issued
and outstanding	3,100
Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(63,550)
Total stockholders’ equity	20,950
Total liabilities and stockholders’ equity	$49,081

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative
	March 25, 2004	Three Months	Three Months
	(inception) to	Ended	Ended
	July 31,	July 31,	July 31,
	2007	2007	2006

Revenues
Oil and natural gas sales	$468	$468	$-
Interest income	116	-	116

	584	468	116

General and administrative expenses
Bank charges	578	20	309
Depletion expense	1,424	1,424	-
Management fees	1,500	-	-
Office expenses	417	-	117
Operating costs	550	550	-
Professional fees	49,695	17,345	16,309
Transfer agent and filing fees	7,247	1,114	2,437
Travel and entertainment	2,723	-	-

	64,134	20,453	19,172

Net loss	$(63,550)	$(19,985)	$(19,056)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.01)

Weighted average number of
common shares outstanding		3,100,000	3,080,435

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to July 31, 2007
Statements of Stockholders’ Equity
(Unaudited)
(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity
Balance, March 25, 2004 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, April 30, 2004	-	-	-	(2,000)	(2,000)
Stock issued at $0.001 per share in
May 2004	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(269)	(269)
Balance, April 30, 2005	2,000,000	2,000	-	(2,269)	(269)
Stock issued at $0.075 per share in
January 2006	500,000	500	37,000	-	37,500
Stock issued at $0.075 per share in
April 2006	500,000	500	37,000	-	37,500
Net loss for the period	-	-	-	(5,220)	(5,220)
Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511
Stock issued at $0.075 per share in
May 2006	100,000	100	7,400	-	7,500
Net loss for the period	-	-	-	(36,076)	(36,076)
Balance, April 30, 2007	3,100,000	$3,100	$81,400	$(43,565)	$40,935
Net loss for the period	-	-	-	(19,985)	(19,985)
Balance, July 31, 2007	3,100,000	$3,100	$81,400	$(63,550)	$20,950

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Three Months	Three Months
	(inception) to	Ended	Ended
	July 31,	July 31,	July 31,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$(63,550)	$(19,985)	$(19,056)
Items not involving cash:
- depletion and amortization	1,424	1,424	-
Changes in non-cash working capital items:
- accounts payable and accrued expenses	28,131	17,978	5,199
- prepaid	-	-	(5,509)

Net cash used in operating activities	(33,995)	(583)	(19,366)

Cash flows used in investing activities
Oil and gas properties	(48,899)	(6,832)	(30,023)

Net cash used in investing activities	(48,899)	(6,832)	(30,023)

Cash flows from financing activities
Proceeds from issuance of common stock	84,500	-	7,500

Net cash from financing activities	84,500	-	7,500

Increase (decrease) in cash and cash equivalents	1,606	(7,415)	(41,889)

Cash and cash equivalents, beginning of period	-	9,021	70,861

Cash and cash equivalents, end of period	$1,606	$1,606	$28,972

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at July 31, 2007 and the results of operations, shareholders’ equity and cash flows for the interim period ended July 31, 2007. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2007. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of July 31, 2007, the Company had a total of $1,606 in cash and a working capital deficit of $26,525. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity or debt investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

The Company has not generated any significant operating revenues to date.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

2.	Significant Accounting Policies

	a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at July 31, 2007, cash and cash equivalents consist of cash only.

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

The Company places its cash and cash equivalents with high credit quality financial institutions. As of July 31, 2007, the Company had no balance in a bank beyond insured limits.

	d)	Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties. Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of- production method using estimates of proved reserves. The costs of unproved properties are not amortized until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploratory dry holes associated with unproved properties.

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
July 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of July 31, 2007, none of the Company’s oil and gas properties were considered impaired.

e)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. At July 31, 2007 the future asset retirement of the Company is considered immaterial.

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

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2007
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

Since the Company did not issue stock options to employees during the three months ended July 31, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

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
July 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

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

In December 2005, the Company entered into a participation agreement with PB Energy USA Ltd. (“PB”), for the right to participate up to a 25% working interest in up to twenty-four wells by paying up to 33% of the leasing, drilling, completing and pipeline costs. The wells will target the Barnett Shale formation and will be located generally in the Dallas-Fort Worth area of North Texas.

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

At July 31, 2007, $48,899 has been spent on drilling, gathering and tie-in activities. The total costs incurred and depletion of the Company’s oil and gas properties are summarized as follows:

		Accumulated
	Drilling and	depletion and	Total
	Gathering	amortization
Malcolm-Star, Barnett Shale

Year ended April 30, 2007	$42,067	-	$42,067

Three months ended July 31, 2007	6,832	(1,424)	5,408

Total oil and gas properties
July 31, 2007	$48,899	$(1,424)	$47,475

Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.	Related Party Transactions

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

The Malcolm Star Well

In May 2006, we elected to participate in our first exploration well with Star of Texas pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments and accruals of $48,899 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we are obliged to pay for 1.333% of the costs for drilling and completion of the well, but will only be entitled to receive a 1% revenue interest in the well. Due to cost overruns the Malcolm-Star well experienced, the operator voluntarily relinquished one-fifth of their 25% carried interest. As a result, we are now entitled to a 1.07% working interest in the Malcolm-Star well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett

Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. To July 31, 2007, we advanced or accrued to Star of Texas $48,889 for our share of the costs of the well. The well experienced cost overruns because the operator needed to twin the hole due to lost equipment. Star of Texas has advised that the well began production on June 8, 2007. During the quarter ended July 31, 2007, the well flowed at an average rate of 120 MCF (thousand cubic feet) of natural gas per day. Our working interest in the well is 1.07% or approximately 1.3 MCF/day. The well has limited production history and we cannot evaluate the economics of the well until production volumes have leveled off. We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well. There is no assurance that the Malcolm-Star well will be successful in producing commercial quantities of gas from which production can be obtained.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1.

We participated in a 1.07% working interest in the Malcolm-Star well in the Barnett Shale. We have advanced or accrued $48,899 to the operator of the well which is estimated to cover our 1.07% working interest in the costs to lease, drill, complete and tie-in the well. The total cost of the well was estimated at $2,665,000 but has since risen to approximately $4,700,000 due to the twining of the hole as a result of lost equipment. The drilling of the Malcolm-Star well was completed in early September 2006 and tied-in in October 2006. On June 8, 2007, the well began flowing at an average rate of 120 MCF of natural gas per day. Our working interest in the well is 1.07% or approximately 1.3 MCF/day. We are waiting for the well’s production to level off to determine if it is economical.

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

3.

If the Malcolm-Star well proves to be uneconomical, we intend to seek out other opportunities in the oil and gas sector or other business opportunities outside the oil and gas sector, subject to us obtaining additional financing.

4.

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

As at July 31, 2007, we had cash reserves of $1,606 and a working capital deficit of $26,525. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next three months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

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

RESULTS OF OPERATIONS

Revenues

We have recorded $468 in oil and natural gas sales during the three months ended July 31, 2007 compared to no such revenue in the prior period. The oil and natural gas sales during the quarter were generated from our participation in the Malcolm-Star well. It has not yet been determined if the Malcolm-Star well will be successful and if economic levels of natural gas will be achieved.

General and Administrative Expenses

Our general and administrative expenses for three ended July 31, 2007 and 2006 are summarized below:

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006
General and administrative expenses
Bank Charges	$ 20	$ 309
Depletion and amortization	1,424	-
Office Expenses	-	117
Operating expenses	550	-
Professional Fees	17,345	16,309
Transfer Agent and Filing Fees	1,114	2,437
Total General and Administrative Expenses	$ 20,453	$ 19,172

Professional Fees

Professional fees of $17,345 incurred during the three months ended July 31, 2007 related to expenses associated with being a reporting company under the Securities Exchange Act of 1934. During 2006, we incurred $16,309 in professional fees in connection with our financings in May of 2006 and related to the filing of our SB-2 registration statement with the SEC

Transfer Agent and Filing Fees

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with state regulators and with the establishment of our transfer agent.

Depletion and Amortization

We recorded depletion of our oil and gas properties of $1,424 for the three months ended July 31, 2007 compared with no such expense in the comparative period in 2006. The depletion rate for oil and natural gas properties for the period is based on production volume against management’s estimates of producing reserves.

Liquidity And Capital Resources

We had cash of $1,606 and a working capital deficit of $26,525 as at July 31, 2007, compared to cash of $9,021 and a working capital deficit of $1,132 as at April 30, 2007.

Plan of Operations

We estimate that our total expenditures over the next twelve months will be a minimum of approximately $18,000, as outlined above under the heading “Plan of Operations”. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next three months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next three months, provided that we do not participate in any additional exploration wells during this period. If we determine to proceed with participation in any additional exploration wells during this period, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $583 for the three months ended July 31, 2007, compared with cash used in operating activities of $19,366 for the three months ended July 31, 2006. The decrease in cash used in operating activities reflects the increase in accounts payable of $17,978 during the most recent quarter. We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $6,832 for the three months ended July 31, 2007, compared with $30,023 in investing activities for the three months ended July 31, 2006. The decrease in cash used in investing activities is a reflection of the drilling, completing and tie-in activity of the Malcolm Star well during the periods. The Malcolm Star well could still be subject to cost overruns and the Company would be committed to fund 1.33% of any such additional costs.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to July 31, 2007, we have raised a total of $84,500 from private offerings of our securities. Gross proceeds from the sale of shares of our common stock during the three months ended July 31, 2006 totaled $7,500, compared to no such proceeds in the current quarter.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated June 25, 2007 that they have substantial doubt we will be able to continue as a going concern. The Company plans to raise funds through private or public equity or debt investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of July 31, 2007, none of our oil and gas properties were considered impaired.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Chris Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the quarter ended July 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended July 31, 2007.

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

In connection with the preparation of our financial statements for the three months ended July 31, 2007, certain additional internal control weaknesses became evident to Mr. Cooper, that, in the aggregate, represent material weakness, including:

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

PART II – Other Information

Item 1.	Legal Proceedings.

We are not party to any legal proceedings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Default upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending April 30, 2008.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit
Number	Description of Exhibit
3.1(1)	Articles of Incorporation
3.2(1)	By-Laws
3.3(1)	Certificate of Amendment, as filed with the Nevada Secretary of State

Exhibit
Number	Description of Exhibit
10.1(1)	Participation Agreement between Explortex Energy Inc. and PB Energy USA Ltd. dated December 1, 2005
10.2(1)	Participation Agreement between Explortex Energy Inc. and Star of Texas Energy Services, Inc. dated December 1, 2005
31.1(2)	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Exchange Act.
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

EXPLORTEX ENEGRY INC.

Signature	Title	Date
President, Chief Executive Officer, Chief Financial
	Officer and Director (Principal Executive Officer	September 14, 2007
/s/ Chris Cooper	and Principal Accounting Officer)
Chris Cooper