Form 10QSB
period 2007-10-31
Explortex Energy Inc.
filed 2007-12-17
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007

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

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date: 3,100,000 shares of common stock issued and outstanding as of December 13, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2007. In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2007, and its results of operations, stockholders’ equity, and its cash flows for the three and six month periods ended October 31, 2007 and 2006. The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)

(Expressed in U.S. Dollars)
October 31,
2007
ASSETS
Current assets
Cash and cash equivalents	$4,687
Oil and gas property (Note 3)	46,451
Total assets	$51,138

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$7,523
Related party loan (Note 4)	30,128
37,651
STOCKHOLDERS’ EQUITY
Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,100,000 issued
and outstanding	3,100
Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(71,013)
Total stockholders’ equity	13,487
Total liabilities and stockholders’ equity	$51,138

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative
	March 25, 2004	Three Months	Three Months	Six Months	Six Months
	(inception) to	Ended	Ended	Ended	Ended
	October 31,	October 31,	October 31,	October 31,	October 31,
	2007	2007	2006	2007	2006

Revenues
Oil and natural gas sales	$736	$268	$-	$736	$-
Interest income	116	-	-	-	116

	852	268	-	736	116

General and administrative expenses
Bank and interest charges	738	160	58	180	367
Depletion expense	2,448	1,024	-	2,448	-
Management fees	1,500	-	-	-	-
Office expenses	1,218	801	195	801	312
Operating costs	762	212	-	762	-
Professional fees	54,195	4,500	7,870	21,845	24,179
Transfer agent and filing fees	8,281	1,034	1,670	2,148	4,107
Travel and entertainment	2,723	-	-	-	-

	71,865	7,731	9,793	28,184	28,965

Net loss	$(71,013)	$(7,463)	$(9,793)	$(27,448)	$(28,849)

Basic and diluted loss per share
Net loss per share		$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding		3,100,000	3,100,000	3,100,000	3,090,217

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to October 31, 2007
Statements of Stockholders’ Equity
(Unaudited)

(Expressed in U.S. Dollars)
				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity
Balance, March 25, 2004 (inception)	-	$-	$-	$-	$-
Net loss for the period	-	-	-	(2,000)	(2,000)
Balance, April 30, 2004	-	-	-	(2,000)	(2,000)
Stock issued at $0.001 per share in
May 2004	2,000,000	2,000	-	-	2,000
Net loss for the period	-	-	-	(269)	(269)
Balance, April 30, 2005	2,000,000	2,000	-	(2,269)	(269)
Stock issued at $0.075 per share in
January 2006	500,000	500	37,000	-	37,500
Stock issued at $0.075 per share in
April 2006	500,000	500	37,000	-	37,500
Net loss for the period	-	-	-	(5,220)	(5,220)
Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511
Stock issued at $0.075 per share in
May 2006	100,000	100	7,400	-	7,500
Net loss for the period	-	-	-	(36,076)	(36,076)
Balance, April 30, 2007	3,100,000	$3,100	$81,400	$(43,565)	$40,935
Net loss for the period	-	-	-	(27,448)	(27,448)
Balance, October 31, 2007	3,100,000	$3,100	$81,400	$(71,013)	$13,487

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative
	March 25, 2004	Six Months	Six Months
	(inception) to	Ended	Ended
	October 31,	October 31,	October 31,
	2007	2007	2006

Cash flows from (used in) operating activities
Net loss for the period	$(71,013)	$(27,448)	$(28,849)
Items not involving cash:
- depletion and amortization	2,448	2,448	-
- accrued interest payable	128	128	-
Changes in non-cash working capital items:
- accounts payable and accrued expenses	7,523	(2,630)	9,057
- prepaid	-	-	-

Net cash used in operating activities	(60,914)	(27,502)	(19,792)

Cash flows used in investing activities
Oil and gas properties	(48,899)	(6,832)	(42,067)

Net cash used in investing activities	(48,899)	(6,832)	(42,067)

Cash flows from financing activities
Proceeds from issuance of common stock	84,500	-	7,500
Proceeds from related party loan	30,000	30,000	-

Net cash from financing activities	114,500	30,000	7,500

Increase (decrease) in cash and cash equivalents	4,687	(4,334)	(54,359)

Cash and cash equivalents, beginning of period	-	9,021	70,861

Cash and cash equivalents, end of period	$4,687	$4,687	$16,502

Supplemental cash flow information:
Interest expenses paid	$-	$-	$-
Income taxes paid	-

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

1.	Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of the Company, at October 31, 2007 and the results of operations, shareholders’ equity and cash flows for the interim period ended October 31, 2007. The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2007. The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit. As of October 31, 2007, the Company had a total of $4,687 in cash and a working capital deficit of $32,964. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations. To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity or debt investment in order to support existing operations and expand the range and scope of its business. There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all. Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern. The Company’s ability to achieve these objectives cannot be determined at this time. There are no assurances that the Company will be successful in achieving these goals.

The Company has not generated any significant operating revenues to date.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

2.	Significant Accounting Policies

	a)	Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased. As at October 31, 2007, cash and cash equivalents consist of cash only.

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

The Company places its cash and cash equivalents with high credit quality financial institutions. As of October 31, 2007, the Company had no balance in a bank beyond insured limits.

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
October 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excludes from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of October 31, 2007, none of the Company’s oil and gas properties were considered impaired.

e)	Asset Retirement Obligations

The Company recognizes a liability for future retirement obligations associated with the Company’s oil and gas properties. The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate. This liability is capitalized as part of the cost of the related asset and amortized over its useful life. The liability accretes until the Company settles the obligation. At October 31, 2007 the future asset retirement of the Company is considered immaterial.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts payable and accrued expenses and related party loans. The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

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

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2007
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

Since the Company did not issue stock options to employees during the six months ended October 31, 2007 or 2006, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation. When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the shares of common stock are approved for issuance.

l)	New Accounting Pronouncements

There are no new accounting pronouncements that are expected to be effective and have a material effect on the Company’s financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
October 31, 2007
(Unaudited)
(Expressed in U.S. Dollars)

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

At October 31, 2007, $48,899 has been spent on drilling, gathering and tie-in activities. The total costs incurred and depletion of the Company’s oil and gas properties are summarized as follows:

		Accumulated
	Drilling and	depletion and	Total
	Gathering	amortization
Malcolm-Star, Barnett Shale

Year ended April 30, 2007	$42,067	-	$42,067

Six months ended October 31, 2007	6,832	(2,448)	4,384

Total oil and gas properties
October 31, 2007	$48,899	$(2,448)	$46,451

Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.	Related Party Transactions

	a)	The Company’s sole officer and director acquired 2,000,000 shares of the Company’s common stock at a price of $0.001 per share for gross proceeds of $2,000 during the year ended April 30, 2005.

b)

On October 5, 2007, the Company entered into a loan agreement with the sole officer and director of the Company, whereby the Company borrowed $30,000 for a six month term expiring April 5, 2008. The loan is secured against the assets of the Company. Pursuant to the loan agreement, the Company has agreed to pay interest at the rate of ½% per month payable together with the repayment of the loan on the maturity date. At October 31, 2007, the Company accrued $128 of interest towards the loan.

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

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett

Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. To October 31, 2007, we advanced or accrued to Star of Texas $48,889 for our share of the costs of the well. The well experienced cost overruns because the operator needed to twin the hole due to lost equipment. Star of Texas has advised that the well began production on June 8, 2007. During the period ended October 31, 2007, the well flowed at an average rate of 80 MCF (thousand cubic feet) of natural gas per day. Our working interest in the well is 1.07% or approximately 0.90 MCF/day. The well has limited production history and we cannot evaluate the economics of the well until production volumes have leveled off. We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well. There is no assurance that the Malcolm-Star well will be successful in producing commercial quantities of gas from which production can be obtained.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1.

We participated in a 1.07% working interest in the Malcolm-Star well in the Barnett Shale. We have advanced or accrued $48,899 to the operator of the well which is estimated to cover our 1.07% working interest in the costs to lease, drill, complete and tie-in the well. The total cost of the well was estimated at $2,665,000 but has since risen to approximately $4,700,000 due to the twining of the hole as a result of lost equipment. The drilling of the Malcolm-Star well was completed in early September 2006 and tied-in in October 2006. On June 8, 2007, the well began flowing at an average rate of 80 MCF of natural gas per day. Our working interest in the well is 1.07% or approximately 0.90 MCF/day. We are waiting for the well’s production to level off to determine if it is economical.

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

As at October 31, 2007, we had cash reserves of $4,687 and a working capital deficit of $32,964. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

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

RESULTS OF OPERATIONS

Revenues

We have recorded $736 in oil and natural gas sales during the six months ended October 31, 2007 compared to no such revenue in the prior period. The oil and natural gas sales during the current period were generated from our participation in the Malcolm-Star well. It has not yet been determined if the Malcolm-Star well will be successful and if economic levels of natural gas will be achieved.

General and Administrative Expenses

Our general and administrative expenses for three and six months ended October 31, 2007 and 2006 are summarized below:

	Three Months Ended October 31, 2007	Three Months Ended October 31, 2006	Six Months Ended October 31, 2007	Six Months Ended October 31, 2006
General and administrative expenses
Bank and Interest Charges	$ 160	$ 58	$ 180	$ 367
Depletion and amortization	1,024	-	2,448	-
Office Expenses	801	195	801	312
Operating expenses	212	-	762	-
Professional Fees	4,500	7,870	21,845	24,179
Transfer Agent and Filing Fees	1,034	1,670	2,148	4,107
Total General and Administrative Expenses	$ 7,731	$ 9,793	$ 28,184	$ 28,965

Professional Fees

Professional fees of $21,845 were incurred during the six months ended October 31, 2007 related to expenses associated with being a reporting company under the Securities Exchange Act of 1934. During 2006, we incurred $24,179 in professional fees in connection with our financings in May of 2006 and related to the filing of our SB-2 registration statement with the SEC

Transfer Agent and Filing Fees

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with state regulators and with the establishment of our transfer agent.

Depletion and Amortization

We recorded depletion of our oil and gas properties of $2,448 for the six months ended October 31, 2007 compared with no such expense in the comparative period in 2006. The depletion rate for oil and natural gas properties for the period is based on production volume against management’s estimates of producing reserves.

Liquidity And Capital Resources

We had cash of $4,687 and a working capital deficit of $32,964 as at October 31, 2007, compared to cash of $9,021 and a working capital deficit of $1,132 as at April 30, 2007.

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

Cash Used in Operating Activities

Cash used in operating activities was $27,502 for the six months ended October 31, 2007, compared with cash used in operating activities of $19,792 for the six months ended October 31, 2006. The increase in cash used in operating activities reflects the decrease in accounts payable of $2,630 during the most recent period. We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $6,832 for the six months ended October 31, 2007, compared with $42,067 in investing activities for the six months ended October 31, 2006. The decrease in cash used in investing activities is a reflection of the drilling, completing and tie-in activity of the Malcolm Star well during the periods. The Malcolm Star well could still be subject to cost overruns and the Company would be committed to fund 1.33% of any such additional costs.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to October 31, 2007, we have raised a total of $84,500 from private offerings of our securities. Gross proceeds from the sale of shares of our common stock during the six months ended October 31, 2006 totaled $7,500, compared to no such proceeds in the current period.

During the six months ended October 31, 2007, we entered into a loan agreement with our sole officer and director, whereby we borrowed $30,000 for a six month term expiring April 5, 2008. The loan is secured against our assets and bears interest at the rate of ½% per month.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of October 31, 2007, none of our oil and gas properties were considered impaired.

Item 8A.	Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007, being the date of our most recently completed quarter. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Chris Cooper. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the quarter ended October 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended October 31, 2007.

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

In connection with the preparation of our financial statements for the six months ended October 31, 2007, certain additional internal control weaknesses became evident to Mr. Cooper, that, in the aggregate, represent material weakness, including:

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

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on October 10, 2006.

(2)	Filed as an exhibit to this Form 10-QSB

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENEGRY INC.

Signature	Title	Date
President, Chief Executive Officer, Chief Financial
	Officer and Director (Principal Executive Officer	December 13, 2007
/s/ Chris Cooper	and Principal Accounting Officer)
Chris Cooper