Form 10QSB
period 2008-01-31
Explortex Energy Inc.
filed 2008-03-14
CIK 1364255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-52152

EXPLORTEX ENERGY INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0489027
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1694 Falmouth Road #143

Centerville, MA 02632

 (Address of principal executive offices)

(206) 202-4741

 (Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date:

3,100,000 shares of common stock issued and outstanding as of March 7, 2008.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

PART 1 — FINANCIAL INFORMATION

Item 1.

Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2007.  In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of January 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three and nine-month periods ended January 31, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheet
(Unaudited)

(Expressed in U.S. Dollars)

January 31, 2008

ASSETS

Current assets
Cash and cash euivalents	$4,802

Oil and gas property, unproven (Note 3)	44,003

Total assets	$48,805

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$12,469
Related party loan (Note 4)	30,138

Total current liabilities	42,607

STOCKHOLDERS’ EQUITY

Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized,
3,100,000 issued and outstanding	3,100

Additional paid-in capital	81,400
Deficit accumulated during the exploration stage	(78,302)

Total stockholders’ equity	6,198

Total liabilities and stockholders’ equity	$48,805

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative March 25, 2004 (inception) to January 31, 2008	Three months ended January 31, 2008	Three months ended January 31, 2007	Nine months ended January 31, 2008	Nine months ended January 31, 2007

Revenues
Oil and natural gas sales	$862	$126	$—	$862	$—
Interest income	116	—	—	—	116

	978	126	—	862	116

General and administrative expenses
Bank and interest charges	871	133	21	313	388
Depletion expense	4,896	2,448	—	4,896	—
Management fees	1,500	—	—	—	—
Office expenses	1,218	—	—	801	312
Operating costs	762	—	—	762	—
Professional fees	58,994	4,799	3,000	26,644	27,179
Transfer agent and filing fees	8,316	35	534	2,183	4,641
Travel and entertainment	2,723	—	2,723	—	2,723

	79,280	7,415	6,278	35,599	35,243

Net loss	$(78,302)	$(7,289)	$(6,278)	$(34,737)	$(35,127)

Basic and diluted loss per share
Net loss per share	—	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of
common shares outstanding	—	3,100,000	3,100,000	3,100,000	3,093,478

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Stockholders’ Equity
For the period from inception (March 25, 2004) to January 31, 2008
(Unaudited)

(Expressed in U.S. Dollars)
			Additional paid-in capital	Deficit accumulated during exploration stage	Total stockholders’ equity
	Common Stock
	Shares	Amount

Balance, March 25, 2004 (inception)	—	$—	$—	$—	$—

Net loss for the period	—	—	—	(2,000)	(2,000)

Balance, April 30, 2004	—	—	—	(2,000)	(2,000)

Stock issued at $0.001 per share in May 2004	2,000,000	2,000	—	—	2,000

Net loss for the period	—	—	—	(269)	(269)

Balance, April 30, 2005	2,000,000	2,000	—	(2,269)	(269)

Stock issued at $0.075 per share in January 2006	500,000	500	37,000	—	37,500

Stock issued at $0.075 per share in April 2006	500,000	500	37,000	—	37,500

Net loss for the period	—	—	—	(5,220)	(5,220)

Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511

Stock issued at $0.075 per share in May 2006	100,000	100	7,400	—	7,500

Net loss for the period	—	—	—	(36,076)	(36,076)

Balance, April 30, 2007	3,100,000	3,100	81,400	(43,565)	40,935

Net loss for the period	—	—	—	(34,737)	(34,737)

Balance, January 31, 2008	3,100,000	$3,100	$81,400	$(78,302)	$6,198

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows
(Unaudited)

(Expressed in U.S. Dollars)
	Cumulative March 25, 2004 (inception) to January 31, 2008	Nine months ended January 31, 2008	Nine months ended January 31, 2007

Cash flows from (used in) operating activities

Net loss for the period	$(78,302)	$(34,737)	$(35,127)
Items not involving cash:
-depletion and amortization	4,896	4,896	—
-accrued interest payable	240	240	—
Changes in non-cash working capital items:
-accounts payable and accrued expenses	12,357	2,204	9,708

Net cash used in operating activities	(60,809)	(27,397)	(25,419)

Cash flows used in investing activities

Oil and gas properties	(48,899)	(6,832)	(47,402)

Net cash used in investing activities	(48,899)	(6,832)	(47,402)

Cash flows from financing activities

Proceeds from issuance of common stock	84,500		7,500
Proceeds from related party loan	30,010	30,010	—

Net cash from financing activities	114,510	30,010	7,500

Increase (decrease) in cash and cash equivalents	(4,802)	(4,219)	(65,321)

Cash and cash equivalents, beginning of period	—	9,021	70,861

Cash and cash equivalents, end of period	$4,802	$4,802	$5,540

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

1.                                      Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of shareholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of managements, necessary for a fair presentation of the financial position of the Company, at January 31, 2008 and the results of operations, shareholders’ equity and cash flows for the interim period ended January 31, 2008.  The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-QSB pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2007.  The result of operations for the interim periods presented in not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  As of January 31, 2008, the Company had a total of $4,802 in cash and working capital deficit of $37,805.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  There are no assurances that the Company will be successful in achieving these goals.

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

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

The Company therefore has not reached the operation stage and is considered to be an exploration stage company.

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

The Company has not generated any material revenue and requires additional funds to maintain its operations.  Management’s plans in this regard is to participate in a one percent interest in the Malcolm —Star well to ascertain whether the well possesses commercial quantities of natural gas.  Management must raise additional capital to drill additional wells and for general working capital.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

The Company has not generated any material operating revenues to date.

2.                                      Significant Accounting Policies

a)                                                              Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at January 31, 2008 cash and cash equivalents consist of cash only.

b)                                                             Accounting Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates and assumptions.

c)                                                              Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of January 31, 2008 the Company had no balance in a bank beyond insured limits.

d)                                                             Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis.  As of January 31, 2008 the Company had no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.  The cost of unproved properties is not amortized until it is determined whether or not proved reserves can be assigned to the properties.  Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the amortization base drilling exploration dry holes associated with unproved properties.

The Company applies a ceiling test to the capitalized cost in the full cost pool.  The ceiling test limited such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions.  Specifically, the Company computes the ceiling test so that capitalized costs, less accumulated depletion and related deferred income tax, do no exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures  (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of  cost or estimated fair value

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

For unproven properties, the Company excluded from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made the Company assesses the property at least annually to ascertain whether impairment has occurred. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.  The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.  As of January 31, 2008 none of the Company’s oil and gas properties were considered impaired.

e)                                                              Asset Retirement Obligations

The Company recognized a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  This liability accretes until the Company settles the obligation.  At January 31, 2008 the future asset retirement of the Company is considered immaterial.

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

g)                                                             Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses and related party loans.  The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items.  Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

h)	Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rated in effect in the periods in which the differences are expected to reverse.

i)	Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” which requires such things as the inclusion of foreign currency translation adjustments to be reported separately in its Statement of Stockholders’ Equity as part of other comprehensive income.  The Company has no other comprehensive income for the periods presented.

j)	Loss Per Share

Loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.

k)	Stock-based Compensation

Prior to May 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which followed the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  The intrinsic value method of accounting resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant.

As of May 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosure required under SFAS No. 123, “Accounting for Stock

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

Since the Company did not issue stock options to its employees during the nine months ended January 31, 2008 or 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date of common stock are approved for issuance.

l)	New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109”.  This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in Statement of Financial Accounting Standards (SFAS) No. 109 “Accounting for Income Taxes”.  FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements.  Guidance is also provided regarding derecognition, classification and disclosure of uncertain tax positions.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The Company does not expect that this interpretation will have a material impact on their financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” which replaces SFAS 141, and SFAS 160,  “Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin 51” (SFAS 160”), which are effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) will have an impact on accounting for business combinations once adopted, but the effect is dependent upon acquisitions at that time, while the company does not expect the application of SFAS 160 to have a material impact on its financial statements.

3.                                      Oil and Gas Property, Unproven

In December of 2005, the Company entered into a participation agreement with PB Energy USA Ltd. (“PB”), for the right to participate up to a 25% working interest in twenty-four wells by paying up to 33% of the leasing, drilling, completing and pipeline costs.  The wells will target the Barnett Shale formation and will be located generally in the Dallas-Fort Worth area of North Texas.

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

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

January 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

As of January 31, 2008, $48,899 has been spent on drilling, gathering and tie-in activities.  The total Costs incurred and depletion of the Company’s oil and gas properties are summarized as follows:

	Drilling and Gathering	Accumulated depletion and amortization	Total

Malcolm-Starr, Barnett Shale

Year ended April 30, 2007	$42,067	—	$42,067

Nine months ended January 31, 2008	6,832	(4,896)	1,936

Total oil and gas properties January 31, 2008	$48,899	(4,896)	$44,003

Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.                                      Related Party Transactions

a)              The Company’s sole officer and director acquired 2,000,000 of the Company’s common stock at a price of $0.001 per share for gross proceeds of $2,000 during the year ended April 30, 2005.

b)             On October 5, 2007, the Company entered into a loan agreement with the sole officer and director of the Company, whereby the Company borrowed $30,000 for a six month term expiring April 5, 2008.  The loan is secured against the assets of the Company.  Pursuant to the loan agreement the Company has agreed to pay interest at the rate of ½% per month payable together with the repayment of the loan on the maturity date.  At January 31, 2008, the Company accrued $128 of interest towards the loan.

5.                                      Subsequent Event

On February 5th, 2008 the company did a Regulation S transaction, with 3 shareholders, selling 500,000 shares of the company’s stock for $25,000.

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

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas Energy Services has access to seismic geological data, which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. During the nine months ended January 31, 2007, we advanced Star of Texas Energy Services $42,067 and accrued a further $5,335. The well experienced cost overruns because the operator needed to twin the hole due to lost equipment. At January 31, 2007, Star of Texas Energy Services had expended approximately $47,402 on the drilling, completion and tie-in of the well. Star of Texas Energy Services has advised the well will be subject to a fracture stimulation program in the next three to four weeks. We believe the results of the Malcolm-Star well will be available in the winter of 2007.  We plan to continue to participate in future exploration wells, subject to our achieving additional financing and subject to our determination to proceed based on the results of the Malcolm-Star well.  There is no assurance that the Malcolm-Star well will be successful in discovering commercial quantities of gas from which production can be obtained.  Gas pipeline infrastructure is approximately one mile from the well.

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

As at January 31, 2008, we had cash reserves of $4,802 and a working capital deficit of $37,805. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months.

However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves.

During the twelve-month period, we may or may not generate any revenue dependent on the success of our 1.07% working interest in the Malcolm-Star well. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations.  We believe that debt financing will likely not be an alternative for funding additional exploration wells, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund participation in additional exploration wells.  In the absence of such financing, we will not be able to continue exploration and our business plan will fail.  Even if we are successful in obtaining equity financing to fund additional exploration wells, there is no assurance that we will obtain the funding necessary to pursue any further exploration or have the funds to complete the Malcolm-Star well.  If we do not continue to obtain additional financing, we will not be able to continue with our exploration plan.

RESULTS OF OPERATIONS

Revenues

We have had no material operating revenues since our inception on March 25, 2004 through to the nine months ended January 31, 2008.  We anticipate that we will not generate any material revenues unless our participation in the Malcolm-Star well is successful and production of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for three and nine months ended January 31, 2008 and 2007 are summarized below:

	Three Months Ended January 31, 2008	Three Months Ended January 31, 2007	Nine Months Ended January 31, 2008	Nine Months Ended January 31, 2007
General and administrative expenses
Bank Charges	$133	$21	$313	$388
Office expenses	—	—	801	312
Professional Fees	4,799	3,000	26,644	27,179
Transfer agent and filing Fees	35	534	2,183	4,641
Travel and entertainment	—	2,723	—	2,723
Total general and administrative expenses	$7,415	$6,278	$29,941	$35,234

Professional fees of $26,644 incurred during the nine months ended January 31, 2008 related to the completion of our financing in May 2006, the filing of our SB-2 registration statement with the Securities and Exchange Commission and expenses associated with being a reporting company under the Securities Exchange Act of 1934. During 2006 we incurred $3,321 in professional fees for our financing in January 2006.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

During the nine months ended January 31, 2007, we incurred travel and entertainment costs of $2,723 related to property investigation of oil and gas properties in Texas.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $4,802 and a working capital deficit of $37,805 at January 31, 2008, compared to cash of $9,021 and a working capital deficit of $21,132 at April 30, 2007.

Plan of Operations

We anticipate raising additional funding over the next several months in order to close the working capital deficit, as well as to provide funding for the acquisition of additional properties.  We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to pay our obligations for the Malcolm-Star well and participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We anticipate that our cash and working capital will be sufficient to enable us to sustain our operations for the next six months, provided that we do not participate in any additional exploration wells during this period.  If we determine to proceed with participation in any additional exploration wells during this period, then we will require additional financing.

Cash Used in Operating Activities

Cash used in operating activities was $27,397 for the nine months ended January 31, 2008, compared with cash used in operating activities of $25,419 for the nine months ended January 31, 2007.  We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $6,832 for the nine months ended January 31, 2008, compared with $47,402 used in investing activities for the nine months ended January 31, 2007.  The decrease in cash used in investing activities is a result of reduced drilling, completion and tie-in costs of the Malcolm Star well during the period. Although we have accrued $5,335 for future cash calls for the Malcolm Star well, further cost overruns could occur and the Company would be committed to fund 1.33% of any such additional costs.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to January 31, 2008, we have raised a total of $84,500 from private offerings of our securities. There were no gross proceeds from the sale of shares of our common stock during the nine months ended January 31, 2008, compared to $7,500 in such proceeds the nine months ended January 31, 2007.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated June 6, 2007 that they have substantial doubt we will be able to continue as a going concern.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of January 31, 2008, we had no proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using an estimated discount rate, of the future net revenues from proved reserves, based on current economic and operating conditions and the estimated value of unproven properties.

Item 8A.         Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2008, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief

Executive Officer and Chief Financial Officer, Mr.John Lennon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended January 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

PART II — Other Information

Item 1.            Legal Proceedings.

We are not party to any legal proceedings.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Default upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the first, second and third quarter of our fiscal year ending April 30, 2008.

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

EXPLORTEX ENEGRY INC.

Signature	Title	Date
/s/ John J. Lennon	President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)	March 7, 2008
John J. Lennon