Form 10KSB
period 2008-04-30
Explortex Energy Inc.
filed 2008-07-29
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2008

 ☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number: 000-52152

EXPLORTEX ENERGY INC.
(Name of small business issuer in its charter)

Nevada	98-0489027
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

1694 Falmouth Road
#143
Centerville MA	02632
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (774) 994-2709

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Not Applicable	Not Applicable

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
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year. $981 State the aggregate market value of the voting and non-
voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $180,000 as at July 1, 2008

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 3,600,000 shares of common stock as of July 28, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

EXPLORTEX ENERGY INC.

Annual report On Form 10-KSB
For The Year Ended
April 30, 2008

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

PART I

Item 1.                                                 Description of Business Overview

We are a natural resource exploration stage company engaged in the participation in the drilling of oil and gas properties in the United States. We have acquired a 1% working interest, in an exploration well drilled by Star of Texas Energy Services. We acquired this working interest through our PB Energy Participation Agreement with PB Energy USA Ltd. We do not conduct any independent oil and gas exploration, other than through our participation in wells drilled by Star of Texas Energy Services, as operator, under the PB Energy Participation Agreement.

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

Principal Executive Offices

Our principal offices are located at 1694 Falmouth Road, #143, Centerville, MA 02632.  Our telephone number is (774) 994-2709.

Our Business

We are a natural resource company engaged in participating in the drilling of oil and gas wells in the United States. The company’s plan of operation over the next twelve months is to begin actively seeking oil or gas producing prospects, or exploratory prospects, with exceptional risk/reward characteristics in the current environment. We will pay particular attention to prospects with proven production potential, where the working interest owner or operator is capital constrained, especially those owned by small public or private entities. The company anticipates it will raise additional funds when those prospects are identified.

In December of 2005, the company entered into a non-exclusive participation agreement, the PB Energy Participation Agreement, which gave the company the right to participate, up to a maximum 25% working interest, in up to 24 wells to be drilled by Star of Texas Energy Services in the Barnett Shale formation in North Texas. The Malcolm-Star #1H well was to be the first well drilled as part of this agreement.

The Malcolm Star Well

In May 2006, we elected to participate in our first exploration well with Star of Texas pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $48,899 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we were obliged to pay for 1.333% of the costs for drilling and completion of the well, but were only entitled to receive a 1% revenue interest in the well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. During the two years ended April 30, 2008, we advanced Star of Texas $48,899 for our share of the costs of the well. Star of Texas notified us that the well began production on June 8, 2007 and is currently flowing at an average rate of 140 MCF (thousand cubic feet) of natural gas per day. Our working interest in the well is 1% , which, after expenses, translates to net income to Explortex of less than $40 per month. The company currently has no plans  to participate in any more wells on this prospect. We do not deem this project material to the company, at this juncture, as in the future, the company will concentrate on prospects with higher payout and lower risk characteristics.

Competitors

In the Barnett Shale area located in the Greater Fort Worth Basin of Texas, we compete with a number of larger well-known oil and gas exploration companies such as Burlington Resources, Devon Energy, EOG Resources, Encana, Murphy Oil and Quicksilver Resources. Each of these companies has significant financial resources as well as specialized engineering expertise in the area which makes them formidable competitors. Due to the area’s significant potential upside, the Barnett Shale has recently attracted a great deal of interest from numerous other companies and it is expected that the competition for land, personnel and equipment will become more intense over the months and years ahead.  We do not feel this competition will directly impact the company, as the company plans on looking for prospects outside this geographic area, where there is less competition.

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

Employees

As of the date of this annual report, we do not have any employees other than Mr. John J. Lennon, our sole executive officer.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Item 2.                                                 Description of Property

Our executive offices are located at 1694 Falmouth Road, #143, Centerville, MA 02632.   Mr. John J. Lennon, our President, currently provides this space to us free of charge. This space may not be available to us free of charge in the future.

We also have a 1% working interest in the Malcolm-Star well located in Wise County, Texas, as described above under “Description of Business Overview”.

Item 3.                                                 Legal Proceedings

The company was informed in April, 2008, that as a working interest owner in the Malcolm-Star Prospect, that it had been named as a 3rd party defendant in litigation between the operator of the well, Star of Texas Energy Services, and the driller, Kal Drilling. All legal costs are being covered by Star of Texas, and Explortex has been informed that its worst case potential liability would be in being forced to relinquish its 1% working interest in the well, currently carried at a value of  $48,899. We do not feel that this litigation is material to the company, in that this well produced  revenues in 2008 of less than $1,000, and potential prospects currently being considered are all larger, and outside of this area.

Item 4.                                                 Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended April 30, 2008.

PART II – FINANCIAL INFORMATION

Item 5.                                                 Market for Common Equity and Related Stockholder Matters Market Information

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol EXPX. Our common stock became eligible for trading on the OTC Bulletin Board on October 23, 2006.

The following table indicates the high and low bid prices of our common stock during the periods indicated:

Quarter Ended	High Bid	Low Bid
April 30, 2008	$0.10	$0.10
January 31, 2008	$0.10	$0.10
October 31, 2007	$0.10	$0.10
July 31, 2007	$0.10	$0.10
April 30, 2007	$0.10	$0.10

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at April 30, 2008, we had 27  registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

•                  We would not be able to pay our debts as they become due in the usual course of business; or

•                  Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed one sale of securities under the Securities Act of 1933 during our fiscal year ended April 30, 2008.

•                  We completed an offering of 500,000 shares of our common stock at a price of $0.05 per share to a total of three purchasers on Feb 6, 2008. The total proceeds from this offering were $25,000. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 6.                                                 Management’s Discussion and Analysis or Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended April 30, 2008 should be read in conjunction with our audited financial statements and related notes for the year ended April 30, 2008.

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

In May 2006, we elected to participate in our first exploration well with Star of Texas Energy Services pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $48,899 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we were obliged to pay for 1.333% of the costs for drilling and completion of the well, but were only be entitled to receive a 1% revenue interest in the well.

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas Energy Services has access to seismic geological data, which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. At April 30, 2008, the company had paid Star of Texas Energy Services approximately $48,899 on the drilling, completion and tie-in of the well.  Star of Texas Energy Services has advised the Company, that, after the well was subjected to a fracture stimulation program, it began producing natural gas at a marginal rate of production, producing net income to Explortex of less than $40 per month. The company has no plans currently to participate in any more wells on this prospect.

With respect to this prospect, the company was informed in April that as a working interest owner on this prospect, it had been named as a 3rd party defendant in litigation between the operator of the well, Star of Texas Energy Services, and the driller, Kal Drilling. All legal costs are being covered by Star of Texas, and  Explortex has been informed that its only potential liability would be in being forced to relinquish it’s 1% working interest in the well. This well is not deemed material to the future prospects of the company, as prospects now being considered are considerably larger in scope, and are outside of this geographic area.

The company has decided to begin actively seeking new producing prospects, with development and exploration potential, particularly from small, undercapitalized, public and private entities. The company anticipates it will raise additional funds when those prospects are identified.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1.                                       Identify oil or gas producing prospects, or exploratory prospects, with exceptional risk/reward characteristics in the current environment. We will pay particular attention to prospects with proven production potential, where the working interest owner or operator is capital-constrained.

2.                                       We intend to evaluate future participation in working interests in further Barnett Shale exploration wells, as proposed under the PB Energy Participation Agreement. It is unlikely we would proceed with a further 1% working interest in a Barnett Shale well, as evaluated by Star of Texas Energy Services, subject to us having sufficient financing. We expect the costs of the 1% working interest in the well to be approximately $45,000. We anticipate that we will have to raise additional funding in order to participate in new exploration wells.

3.                                       We anticipate spending approximately $4,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $48,000 over the next twelve months. The general and administrative expenses will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at April 30, 2008, we had cash reserves of $5,918 and a working capital deficit of $36,630.  On Feb. 11, 2008, the company sold 500,000 shares of it’s common stock at $.05, for total proceeds of $25,000. Subsequent to this, on June 1, 2008, the company sold an additional 500,000 shares at $.05, also for a total of $25,000. The company feels this will be sufficient for the next 4-6 months.

During the twelve-month period, we may or may not generate any revenue dependent on the success of our 1% working interest in the Malcolm-Star well. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations.  We believe that debt financing will likely not be an alternative for funding additional exploration wells, as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund participation in additional exploration wells.  In the absence of such financing, we will not be able to continue exploration and our business plan will fail.  Even if we are successful in obtaining equity financing to fund additional exploration wells, there is no assurance that we will obtain the funding necessary to pursue any further exploration or have the funds to complete future wells.  If we do not continue to obtain additional financing, we will not be able to continue with our exploration plan.

RESULTS OF OPERATIONS

Revenues

We have had minimal operating revenues since our inception on March 25, 2004 through to the twelve months ended April 30, 2008.  We anticipate that we will not generate any material revenues unless the company is able to identify and purchase new properties with proven production, or the potential thereof.

General and Administrative Expenses

Our general and administrative expenses for the years ended April 30, 2008 and 2007 are summarized below:

	Year Ended April 30, 2008	Year Ended April 30, 2007
General and administrative expenses
Bank Charges	$287	$407
Office expenses	801	417
Professional Fees	50,141	27,679
Transfer agent and filing Fees	2,183	4,966
Travel and entertainment	473	2,723
Total general and administrative expenses	$53,885	$36,192

Professional fees of $50,141 incurred during the year ended April 30, 2008 related to the expenses associated with being a reporting company under the Securities Exchange Act of 1934.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $5,918 and a working capital deficit of $36,630 at April 30, 2008, compared to cash of $9,021 and a working capital deficit of $1,132 at April 30, 2007.

Plan of Operations

We anticipate raising additional funding over the next several months in order to close the working capital deficit, as well as to provide funding for the acquisition of additional properties.  We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We are currently evaluating several prospects in the energy area, any one of which will require significant additional funding. We hope to have our next prospect selected and funded by the end of calendar year 2008, although there is no assurance as yet that this goal will ultimately be met in that time frame.

Cash Used in Operating Activities

Cash used in operating activities was $51,409 for the year ended April 30, 2008, compared with cash used in operating activities of $27,273 for the year ended April 30, 2007.  We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash used in investing activities was $6,832 for the year ended April 30, 2008, compared with $42,067 used in investing activities for the year ended April 30, 2007.  The decrease in cash used in investing activities is a result of reduced drilling, completion and tie-in costs of the Malcolm Star well during the period.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to April 30, 2008, we have raised a total of $109,500 from private offerings of our securities. There were gross proceeds from the sale of shares of our common stock of  $25,000 during the year ended April 30, 2008, compared to $7,500 in such proceeds the year ended April 30, 2007.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated July 28, 2008 that they have substantial doubt we will be able to continue as a going concern.

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

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of April 30, 2008, we had minimal proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of April 30, 2008, none of our oil and gas properties were considered impaired.

Item 7. Financial Statements

The following audited financial statements of the Company are included in this annual report on Form 10-KSB:

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 • Fax 206.382.7700
601 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WASHINGTON 98101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Explortex Energy Inc.

Centerville, Massachusetts

We have audited the accompanying balance sheet of Explortex Energy Inc. ("the Company") (an exploration stage company) as of April 30, 2008, and the related statements of operations, stockholders' equity, and cash flows for the years ended April 30, 2008 and 2007 and for the period from March 25, 2004 (date of inception) to April 30, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Explortex Energy Inc. (an exploration stage company) as of April 30, 2008 and the results of its operations and its cash flows for the years ended April 30, 2008 and 2007, and for the period from March 25, 2004 (date of inception) to April 30, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has only generated minimal revenue from operations since inception and has an accumulated deficit at April 30, 2008.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

Seattle, Washington

July 28, 2008

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Balance Sheet

(Expressed in U.S. Dollars)

April 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$5,918
Oil and gas property, unproven (Note 3)	48,899

Total assets	$54,817

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$12,410
Related party loan (Note 4)	30,138
Total current liabilities	42,548

STOCKHOLDERS’ EQUITY

Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,600,000 issued and outstanding	3,600

Additional paid-in capital	105,900
Deficit accumulated during the exploration stage	(97,231)

Total stockholders’ equity	12,269

Total liabilities and stockholders’ equity	$54,817

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to April 30, 2008	Year Ended April 30, 2008	Year Ended April 30, 2007
Revenues
Oil and natural gas sales	$981	$981
Interest income	116		$116

	1,097	981	116

General and administrative expenses
Bank charges	845	287	407
Management fees	1,500	—	—
Office expenses	1,218	801	417
Operating costs	762	762	—
Professional fees	82,491	50,141	27,679
Transfer agent and filing fees	8,316	2,183	4,966
Travel and entertainment	3,196	473	2,723

	98,328	54,647	36,192

Net loss	$(97,231)	$(53,666)	$(36,076)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		3,208,219	3,095,068

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

For the period from inception (March 25, 2004) to April 30, 2008

Statements of Stockholders’ Equity

(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during	Total
	Common Stock		paid-in	exploration	Stockholders’
	Shares	Amount	capital	stage	equity

Balance, March 25, 2004 (inception)	—	$—	$—	$—	$—

Net loss for the period	—	—	—	(2,000)	(2,000)

Balance, April 30, 2004	—	—	—	(2,000)	(2,000)

Stock issued at $0.001 per share in May 2004	2,000,000	2,000	—	—	2,000

Net loss for the period	—	—	—	(269)	(269)

Balance, April 30, 2005	2,000,000	2,000	—	(2,269)	(269)

Stock issued at $0.075 per share in January 2006	500,000	500	37,000	—	37,500

Stock issued at $0.075 per share in April 2006	500,000	500	37,000	—	37,500

Net loss for the period	—	—	—	(5,220)	(5,220)

Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511

Stock issued at $0.075 per share in May 2006	100,000	100	7,400	—	7,500

Net loss for the period	—	—	—	(36,076)	(36,076)

Balance, April 30, 2007	3,100,000	3,100	81,400	(43,565)	40,935

Stock issued at $0.05 per share in February 2008	500,000	500	24,500	—	25,000

Net loss for the period	—	—	—	(53,666)	(53,666)

Balance, April 30, 2008	3,600,000	$3,600	$105,900	$(97,231)	$12,269

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to April 30, 2008	Year Ended April 30,2008	Year Ended April 30, 2007

Cash flows from (used in) operating activities
Net loss for the period	$(97,231)	$(53,666)	$(36,076)
Changes in non-cash working capital items: - accounts payable and accrued expenses	12,410	2,257	8,803

Net cash used in operating activities	(84,821)	(51,409)	(27,273)

Cash flows used in investing activities
Oil and gas properties	(48,899)	(6,832)	(42,067)

Net cash used in investing activities	(48,899)	(6,832)	(42,067)

Cash flows from financing activities
Proceeds from issuance of common stock	109,500	25,000	7,500
Due to a related party	30,138	30,138	—

Net cash from financing activities	139,638	55,138	7,500

Increase (decrease) in cash and cash equivalents	5,918	(3,103)	(61,840)

Cash and cash equivalents, beginning of period	—	9,021	70,861

Cash and cash equivalents, end of period	$5,918	$5,918	$9,021

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

April 30, 2008

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

b)                                                             Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  As of April 30, 2008, the Company had a total of $5,918 in cash and working capital deficit of $36,630.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  There are no assurances that the Company will be successful in achieving these goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty. The Company has not generated any material operating revenues to date.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

2.                                      Significant Accounting Policies

a)                                                              Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at April 30, 2008 cash and cash equivalents consist of cash only.

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

c)                                                              Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of April 30, 2008 the Company had no balance in a bank beyond insured limits.

d)                                                             Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis.  As of April 30, 2008 the Company had no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

The cost of unproved properties is not depleted until it is determined whether or not proved reserves can be assigned to the properties.  Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the depletable base drilling exploration dry holes associated with unproved properties. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.  The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.  As of April 30, 2008 none of the Company’s oil and gas properties were considered impaired.

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

April 30, 2008

 (Expressed in U.S. Dollars)

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

e)                                                              Asset Retirement Obligations

The Company recognized a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  This liability accretes until the Company settles the obligation.  At April 30, 2008 the future asset retirement of the Company related to the Malcolm-Star well is considered immaterial.

f)                                                                Fair Value of Financial Instruments

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

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

April 30, 2008

 (Expressed in U.S. Dollars)

g)                                                             Income Taxes

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

In July 2006, the FASB issued FIN No. 48. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this interpretation did not have a material impact on the Company’s results of operations or financial position. As such, the Company has not recorded any liabilities for uncertain tax positions or any related interest and penalties for the past tax year. Since the company has not filed a tax return since inception, all tax years remain open to audit.

h)                                                             Comprehensive Income

The Company adopted SFAS No. 130, “Reporting Comprehensive Income” which requires such things as the inclusion of foreign currency translation adjustments to be reported separately in its Statement of Stockholders’ Equity as part of other comprehensive income.  The Company has no other comprehensive income for the periods presented.

i)                                                                 Loss Per Share

Loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.

j)                                                                 Stock-based Compensation

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

April 30, 2008

 (Expressed in U.S. Dollars)

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

Since the Company did not issue stock options to its employees during the years ended April 30, 2008 or 2007,  or the cumulative period ended April 30, 2008, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date of common stock are approved for issuance.

k)                                                              New Accounting Pronouncements

In December 2007, the FASB issues SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements- an amendment of Accounting Research Bulletin No. 51” (SFAS160”), which establishes accounting and reporting standards for ownership interests in subsidiaries by parities other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 has no impact to the Company.

In December 2007, the FASB ratified EITF No. 07-1, Accounting for Collaborative Arrangements that discusses how parties to a collaborative arrangement (which does not establish a legal entity within such arrangement) should account for various activities. The consensus indicates that costs incurred and revenues generated from transactions from third parties ( i.e. parties outside of the collaborative arrangement) should be reported by the collaborators on the respective line items in their income statement pursuant to EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent. Additionally, the consensus provides that income statement characterization of payments between the participants in a collaborative arrangement should be based upon existing authoritative  pronouncements;  analogy to such pronouncements if not within their scope; or a reasonable, rational, and consistently applied accounting policy election. EITF Issue No. 07-1 is effective for financial statements beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the date of adoption. The Company is evaluating the impact, if any,  the adoption of this consensus will have on the results of operations, financial position, or cash flows.

In March 2008, the FASB issued SFAS No 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedging items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect SFAS 161 will have any impact on its financial statements

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

April 30, 2008

(Expressed in U.S. Dollars)

3.                                      Oil and Gas Property, Unproven

In December of 2005, the Company entered into a participation agreement with PB Energy USA Ltd. (“PB”), for the right to participate up to a 25% working interest in twenty-four wells by paying up to 33%  of the leasing, drilling, completing and pipeline costs.  The wells were scheduled to target the Barnett Shale formation and will be located generally in the Dallas-Fort Worth area of North Texas.

In May 2006, the Company elected to participate in a 1% working interest in an exploration well, the Malcolm-Star #1H,  in the Barnett Shale, which represented 1.33% of the estimated leasing, drilling, completing and pipeline costs.

The Company now has a 1% working interest in the well. As of April 30, 2008, $48,899 has been spent on drilling, gathering and tie-in activities. The well did come in as a marginal natural gas producer, producing an income stream to the Company of approximately $40 per month. The total costs incurred and excluded from depletion for the Company’s oil and gas properties are summarized as follows:

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

April 30, 2008

(Expressed in U.S. Dollars)

	Drilling and
	Gathering		Total
Malcolm-Starr, Barnett Shale

Year ended April 30, 2007	$42,067	—	$42,067

Twelve months ended April 30, 2008	6,832		6,832

Total oil and gas properties April 30, 2008	$48,899		$48,899

Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

4.                                      Related Party Transactions

On October 5, 2007, the Company entered into a loan agreement with the former sole officer and director of the Company, whereby the Company borrowed $30,000 for a six month term expiring April 5, 2008.  The loan is secured against the assets of the Company.  Pursuant to the loan agreement the Company has agreed to pay interest at the rate of ½% per month payable together with the repayment of the loan on the maturity date.  At April 30, 2008, the Company accrued $124 of  interest towards the loan. The holder of the note, who is no longer affiliated with the Company, has agreed to extend the note to May 5, 2009.

5.                                      Income Taxes

 As of April 30, 2008, the Company has an estimated tax loss carryforward for tax purposes of $97,231 which begins to expire in 2021.  This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the company’s deferred tax asset are as follows:

Twelve months ended April 30,	2008	2007

Loss Carry forwards	$18,246	$12,502

Valuation Allowances	(18,246)	(12,052)
	$—	$—

6.                                      Subsequent Events

Subsequent to the year-end, on June 1, 2008, 500,000 shares of the Company’s stock was sold at $.05 for a total of $25,000.

Item 8.                    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A.                 Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2008, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, John Lennon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal year ended April 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended April 30, 2008.

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

In connection with the preparation of our financial statements for the year ended April 30, 2008, certain additional internal control weaknesses became evident to Mr. Lennon, that, in the aggregate, represent material weakness, including:

(i)	lack of segregation of incompatible duties;

(ii)	insufficient Board of Directors representation; and unsatisfactory outside oversight of Company activities due to this lack of additional board members, particularly any from outside the Company

(iii)

lack of effective oversight in an audit committee, or additional management necessary to effectively oversee audit related activities or company spending, with capital constraints making resolution of these inadequacies exceptionally difficult; this is particularly acute in that the Company’s internal controls with respect to financial reporting are not effective, and additional resources are needed to remedy this situation.

(iv)	lack of sufficient personnel in the Company’s finance and accounting department who have knowledge of complex accounting and financial reporting matters.

As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with Mr. Lennon our sole director and Chief Executive Officer, with respect to Peterson Sullivan’s audit procedures for fiscal 2008, Peterson Sullivan informed Mr. Lennon that these deficiencies constituted material weakness, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our fiscal year-end 2009 assessment of the effectiveness of our internal control over financial reporting. As part of resolving these weaknesses, the company plans on:

(i)                                     Attempting to raise additional capital for the purpose of adding additional management personnel in the area of finance and operations

(ii)                                  Attempting to increase, the number of members of our Board of Directors from one to three, with at least one being from outside the company

(iii)                               Forming a finance and audit oversight committee, which meets monthly, and includes the acting CFO

(iv)                              Instituting spending limits, with additional sign –off controls necessary for any expenditures above certain levels, when additional personnel are available

Item 8B.                 Other Information

Not applicable.

PART III

Item 9.                    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our executive officers and directors and their respective ages as of July 10, 2008 are as follows:

Director:

Name of Director	Age

John J. Lennon	53

Executive Officer:

Name of Executive Officer	Age	Office

John J. Lennon	53	President, Secretary and Treasurer

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

John J. Lennon is and has been our sole director, president, secretary and treasurer since, December 31, 2007. He has been President of Chamberlain Capital Partners since May, 2004, and is currently on the Board of American Durahomes, LLC, a Georgia based company which builds hurricane-proof homes. He is past director and treasurer of US Starcom, a publicly traded telecom company, and is director, Vice-President and treasurer of Brite-Strike Technologies, a publicly traded manufacturer of tactical flashlights. Chamberlain Capital Partners is a private-equity firm, specializing in the area of capital formation for small public and private companies.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2008 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
John Lennon, President, CEO, CFO and Director	1	1	Nil

Item 10.                 Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to chief executive officer for the years ended April 30, 2008 and 2007.  Mr. Chris Cooper served as President until December 31, 2007 at which time, Mr. John Lennon was elected as President. We do not have any other executive officers.

No other compensation was paid to Mr. Lennon other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John J. Lennon, President	2008	7500	Nil	Nil	Nil	Nil	Nil	Nil	7500

Chris Cooper, President	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Employment Agreements

We presently do not have any employment agreements or other compensation arrangements with Mr. Lennon. Generally, Mr. Lennon provides his services on a part-time basis for compensation of $1500/month..

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended April 30, 2008. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on April 30, 2008.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended April 30, 2008, or (ii) since the end of our most recent fiscal year on April 30, 2008.

Outstanding Stock Options

None of our directors or officers hold any options to purchase any shares of our common stock.

Item 11.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class (1)

Directors and Officers

Common Stock	Chris Cooper 5612 Olympic Street Vancouver BC V6N 1Z5 Canada	2,000,000 shares	55.6%

Common Stock	All executive officers and directors as a group (one person)	0	0

(1)         The percentage of class is based on 3.6 million shares of common stock issued and outstanding as of April 30, 2008.

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

Item 12.                 Certain Relationships and Related Transactions, any Director Independence

During the past fiscal year ended April 30, 2008, none of the following parties has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•                  Any of our directors or officers;

•                  Any person proposed as a nominee for election as a director;

•                  Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock;

•                  Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

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

Item 14.                 Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed, or expected to be billed, to us by our independent auditors, Peterson Sullivan PLLC, Certified Public Accountants, for each of our last two fiscal years:

	Year Ended April 30,
	2008		2007
Audit and Quarterly Review Fees		$20,500		$23,125
Audit Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$20,500		$23,125

Audit Fees

Audit fees are the aggregate fees billed by our independent auditor for the audit of our annual financial statements, reviews of our interim quarterly financial statements and attestation services that are provided in connection with statutory and regulatory filings or engagements.

Tax Fees

Tax fees include fees charged for the preparation of federal income tax return and any state income tax filings as well as for advice on income tax matters.

All Other Fees

All other fees include fees billed for due diligence or other non attest service work performed.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENERGY INC.

By: /s/ John J. Lennon
John J. Lennon
Chief Executive Officer and Chief Financial Officer
Date: July 28, 2008

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting and

/S/ John J. Lennon	Director	July 28, 2008
John J. Lennon