Form 10-Q
period 2008-07-31
Explortex Energy Inc.
filed 2008-09-15
CIK 1364255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

(774) 994-2709

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                       Accelerated filer ☐                       Non-accelerated filer ☐                       Small report. co. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐      No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court  ☐ Yes   ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 12, 2008, the registrant’s outstanding common stock consisted of 4,100,000 shares

EXPLORTEX ENERGY INC.

PART 1 – FINANCIAL INFORMATION

Item 1.                            Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2008.  In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of July 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the three month periods ended July 31, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Balance Sheets

(Unaudited)

(Expressed in U.S. Dollars)

	July 31,2008	April 30, 2008
ASSETS

Current assets

Cash and cash equivalents	$19,815	5,918
Oil and gas property, unproven (Note 3)	48,899	48,899

Total assets	$68,714	54,817

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$25,578	12,410
Related party loan (Note 4)	30,138	30,138
Total current liabilities	55,716	42,548

STOCKHOLDERS’ EQUITY

Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 3,600,000 issued and outstanding	3,600	3,600
Common stock issuable, 500,000 shares	500
Additional paid-in capital	130,400	105,900
Deficit accumulated during the exploration stage	(121,502)	(97,231)

Total stockholders’ equity	12,998	12,269

Total liabilities and stockholders’ equity	$68,714	54,817

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to July 31, 2008	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007
Revenues
Oil and natural gas sales	$1,108	$127	$468
Interest income	116

	1,224	127	468

General and administrative expenses
Bank charges	985	140	20
Management fees	6,000	4,500	—
Office expenses	1,218	—	—
Operating costs	762	—	550
Professional fees	99,764	17,273	17,345
Transfer agent and filing fees	10,801	2,485	1,114
Travel and entertainment	3,196	—	—

	122,726	24,398	19,029

Net loss	$(121,502)	$(24,271)	$(18,561)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.01)

Weighted average number of common shares outstanding		3,716,438	3,1000,000

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

For the period from inception (March 25, 2004) to July 31, 2008

Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. Dollars)

						Deficit
						accumulated
					Additional	during	Total
	Common stock		Common Stk. Issuable		paid-in	exploration	stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity

Balance, March 25, 2004 (inception)	—	$—			$—	$—	$—

Net loss for the period	—	—			—	(2,000)	(2,000)

Balance, April 30, 2004	—	—			—	(2,000)	(2,000)

Stock issued at $0.001 per share in May 2004	2,000,000	2,000			—	—	2,000

Net loss for the period	—	—			—	(269)	(269)

Balance, April 30, 2005	2,000,000	2,000			—	(2,269)	(269)

Stock issued at $0.075 per share in January 2006	500,000	500			37,000	—	37,500

Stock issued at $0.075 per share in April 2006	500,000	500			37,000	—	37,500

Net loss for the period	—	—			—	(5,220)	(5,220)

Balance, April 30, 2006	3,000,000	3,000			74,000	(7,489)	69,511

Stock issued at $0.075 per share in May 2006	100,000	100			7,400	—	7,500

Net loss for the period	—	—			—	(36,076)	(36,076)

Balance, April 30, 2007	3,100,000	3,100			81,400	(43,565)	40,935

Stock issued at $0.05 per share in February 2008	500,000	500			24,500	—	25,000

Net loss for the period	—	—			—	(53,666)	(53,666)

Balance, April 30, 2008	3,600,000	3,600			105,900	(97,231)	12,269

Stock issuable at $0.05 per share			500,000	500	24,500	—	25,000

Net loss for the period	—	—			—	(24,271)	(24,271)

Balance, July 31, 2008	3,600,000	$3,600	500,000	500	130,400	$(121,502)	$12,998

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to July 31, 2008	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007

Cash flows from (used in) operating activities
Net loss for the period	$(121,502)	$(24,271)	$(18,561)
Changes in non-cash working capital items: - accounts payable and accrued expenses	25,578	13,168	17,978

Net cash used in operating activities	(95,924)	(11,103)	(583)

Cash flows used in investing activities
Oil and gas properties	(48,899)	—	(6,832)

Net cash used in investing activities	(48,899)	—	(6,832)

Cash flows from financing activities
Proceeds from sale of common stock	134,500	25,000	—
Due to a related party	30,018	—	—

Net cash from financing activities	164,638	25,000-	—

Increase (decrease) in cash and cash equivalents	19,815	13,897	(7,415)

Cash and cash equivalents, beginning of period	—	5,918	9,021

Cash and cash equivalents, end of period	$19,815	$19,815	$1,606

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

1.                                      Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of shareholders’ equity, and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of management, necessary for a fair presentation of the financial position of Explortex Energy, Inc, (“the Company”), at July 31, 2008 and the results of operations, shareholders’ equity and cash flows for the interim period ended July 31, 2008.  The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2008.  The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  As of July 31, 2008, the Company had a total of $19,815 in cash and working capital deficit of $35,901.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  There are no assurances that the Company will be successful in achieving these goals.

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

July 31, 2008

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

The Company has not generated any material operating revenue since inception, and requires additional funds to maintain its operations.  Management’s plans in this regard are to participate in a one percent interest in the Malcolm –Star well to ascertain whether the well possesses commercial quantities of natural gas.  Management must raise additional capital to drill additional wells and for general working capital.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty.

2.                                      Significant Accounting Policies

a)                                                              Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at July 31, 2008 cash and cash equivalents consist of cash only.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

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

c)                                                              Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of July 31, 2008 the Company had no balance in a bank beyond FDIC insurance limits.

d)                                                             Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis.  As of July 31, 2008 the Company had no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

The cost of unproved properties is not depleted until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the depletable base drilling exploration dry holes associated with unproved properties. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of July 31, 2008 none of the Company’s oil and gas properties were considered impaired.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

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

e)                                                              Asset Retirement Obligations

The Company recognized a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  This liability accretes until the Company settles the obligation.  At July 31, 2008 the future asset retirement of the Company related to the Malcom-Star well is considered immaterial.

f)                                                                Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable and accrued expenses and related party loans.  The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items.  Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

(Unaudited)

(Expressed in U.S. Dollars

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

i)                                                                 Loss Per Share

Loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding.  Common Stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

j)                                                                 Stock-based Compensation

The Company accounts for stock-based awards by measuring compensation cost for all stock-based awards at fair value on the date of grant and recognizing of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation techniques previously utilized for options in footnote disclosure required under SFAS No. 123, “Accounting for Stock Based Compensation”, as amended by SFAS No. 148, “Accounting for Stock Based Compensation Transition and Disclosure”.

When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date the common stock is approved for issuance.

k)                                                              New Accounting Pronouncements

In May 2008, the FASB issued FASB FSP Accounting Principles Board (“APB”)(“FSP APB 14-1”), “Accounting for Conv. Debt Instruments That May be Settled in Cash upon Conversion (Including Partial Cash Settlement).” FSP APB 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement of the conversion option. The Company does not believe FSP APB 14-1 will have an effect on its current financial position.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

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

In May 2006, the Company elected to participate in a 1% working interest in an exploration well, the Malcom-Star #1H, in the Barnett Shale, which represented 1.33% of the estimated leasing, drilling, completing and pipeline costs.

The Company now has a 1 % working interest in the well. As of July 31, 2008, $48,899 has been spent on drilling, gathering and tie-in activities.  The well did come in as a marginal gas producer, producing an income stream to the Company of approximately $40 per month.  The total Costs incurred and excluded from depletion of the Company’s oil and gas properties are summarized as follows:

		Accumulated
	Drilling and	depletion and
	Gathering	amortization	Total

Malcolm-Starr, Barnett Shale

Year ended April 30, 2008	$48,899	—	$48,899

Three months ended July 31, 2008	—	—	—

Total oil and gas properties July 31, 2008	$48,899	—	$48,899

Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

July 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions

On October 5, 2007, the Company entered into a loan agreement with the sole officer and director of the Company, whereby the Company borrowed $30,000 for a six month term expiring April 5, 2008.  The loan is secured against the assets of the Company.  Pursuant to the loan agreement the Company has agreed to pay interest at the rate of ½% per month payable together with the repayment of the loan on the maturity date.  At July 31, 2008, the Company accrued $128 of interest towards the loan.  The holder of the note, who is no longer affiliated with the Company, has agreed to extend the note to May 5, 2009.

Management fees of $1,500 per month are being paid to Chamberlain Capital Partners, a company owned by the CEO, for the benefit of Mr. Lennon as consulting fees.  Starting May 1, 2008 an additional $500 per month is being paid to Chamberlain to cover the costs related to rent, utilities, and supplies.

Item 2.            Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In May 2006, we elected to participate in our first exploration well with Star of Texas Energy Services pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $48,899 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1%

working interest, we were obliged to pay for 1.333% of the costs for drilling and completion of the well, but were only be entitled to receive a 1% revenue interest in the well. The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas Energy Services has access to seismic geological data, which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. At July 31, 2008, the company had paid Star of Texas Energy Services approximately $48,899 on the drilling, completion and tie-in of the well. Star of Texas Energy Services has advised the Company, that, after the well was subjected to a fracture stimulation program, it began producing natural gas at a marginal rate of production, producing net income to Explortex of less than $40 per month. The company has no plans currently to participate in any more wells on this prospect.

With respect to this prospect, the company was informed in April that as a working interest owner on this prospect, it had been named as a 3rd party defendant in litigation between the operator of the well, Star of Texas Energy Services, and the driller, Kal Drilling. All legal costs are being covered by Star of Texas, and Explortex has been informed that its only potential liability would be in being forced to relinquish its 1% working interest in the well. This well is not deemed material to the future prospects of the company, as prospects now being considered are considerably larger in scope, and are outside of this geographic area.

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

As of July 31, 2008, we had cash reserves of $19,815 and a working capital deficit of $35,901. On June 1, 2008, the company sold 500,000 shares of it’s common stock at $.05, for total proceeds of $25,000. The company feels this will be sufficient for the next 4-6 months.

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

RESULTS OF OPERATIONS

Revenues

We have had minimal operating revenues since our inception on March 25, 2004 through to the three months ended July 31, 2008.  We anticipate that we will not generate any material revenues unless our participation in the Malcolm-Star well is successful and production of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for three months ended July 31, 2008 and 2007 are summarized below:

	Three Months Ended July 31, 2008	Three Months Ended July 31, 2007
General and administrative expenses
Bank Charges	$140	$20
Operating expenses	—	550
Professional Fees	17,273	17,345
Transfer agent and filing Fees	2,485	1,114
Management Fees	4,500	—
Total general and administrative expenses	$24,398	$19,029

Professional fees of $17,273 incurred during the three months ended July 31, 2008 related to the expenses associated with being a reporting company under the Securities Exchange Act of 1934.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $19,815 and a working capital deficit of $35,901 at July 31, 2008, compared to cash of $1,606 and a working capital deficit of $26,525 at July 31, 2007.

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

Cash Used in Operating Activities

Cash used in operating activities was $11,103 for the three months ended July 31, 2008, compared with cash used in operating activities of $583 for the three months ended July 31, 2007.  We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash was not used in investing activities for the three months ended July 31, 2008, compared with $6,832 used in investing activities for the year ended July 31, 2007.  The decrease in cash used in investing activities is a result of reduced drilling, completion and tie-in costs of the Malcolm Star well during the period.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to July 31, 2008, we have raised a total of $134,500 from private offerings of our securities. There were gross proceeds from the sale of shares of our common stock of $25,000 during the three months ended July 31, 2008. There were no such proceeds during the three months ended July 31, 2007.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2008, we had minimal proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of July 31, 2008, none of our oil and gas properties were considered impaired.

Item 4.    Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2008, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John J. Lennon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended July 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended July 31, 2008.

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

(b)                                 Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of our company are being made only in accordance with authorizations of our management and director of the registrant; and

(c)                                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

The Company disclosed in it’s 10-KSB, for the year ended April 30, 2008, that it had identified four material weaknesses in it’s internal controls over financial reporting. The company plans to address these weaknesses by first establishing an Audit and Controls Committee, by the end of the calendar year 2008. Additional remediation efforts will be implemented as the Company’s resources allow. Management will re-evaluate the control environment by the year- end assessment.

PART II – Other Information

Item 1.            Legal Proceedings.

We are not party to any legal proceedings.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.            Default upon Senior Securities.

None.

Item 4.            Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the first quarter of our fiscal year ending April 30, 2009.

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

(2)  Filed as an exhibit to this Form 10-Q

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENERGY INC.

Signature	Title	Date Sept 15, 2008
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)
/s/ John J. Lennon

John J. Lennon