Form 10-Q
period 2008-10-31
Explortex Energy Inc.
filed 2008-12-15
CIK 1364255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐                       Accelerated filer ☐                       Non-accelerated filer ☐                       Small report. co. ☒

State the number of shares outstanding of each of the issuer’s classes of equity stock, as of the latest practicable date:  4,100,000 shares of common stock issued and outstanding as of December 12, 2008.

PART 1 – FINANCIAL INFORMATION

Item 1.                            Financial Statements

The accompanying unaudited financial statements of Explortex Energy Inc. (the “Company”) have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the year ended April 30, 2008.  In the opinion of management, the accompanying statements contain all adjustments necessary to present fairly the financial position of the Company as of October 31, 2008, and its results of operations, stockholders’ equity, and its cash flows for the six month periods ended October 31, 2008 and 2007.  The results for these interim periods are not necessarily indicative of the results for the entire year.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Balance Sheet

(Unaudited)

(Expressed in U.S. Dollars)

	October 31, 2008	April 30, 2008

ASSETS

Current assets
Cash and cash equivalents	$394	$5,918

Oil and gas property, unproven (Note 3)	48,899	48,899

Total assets	$49,293	$54,817

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$22,189	$12,410
Related party loan (Note 4)	30,138	30,138
Total current liabilities	52,327	42,548

STOCKHOLDERS’ EQUITY

Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,100,000 and 3,600,000 issued and outstanding at October 31, 2008 and April 30, 2008, respectively	4,100	3,600

Additional paid-in capital	130,400	105,900
Deficit accumulated during the exploration stage	(137,534)	(97,231)

Total stockholders’ (deficit) equity	(3,034)	12,269

Total liabilities and stockholders’ equity	$49,293	$54,817

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Statements of Operations

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) through October 31, 2008	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007
Revenues
Oil and natural gas sales	$1,210	$102	$268	$229	$736
Interest income	116

	1,326	102	268	229	736

General and administrative expenses
Bank charges	985	—	160	140	180
Management fees	10,500	4,500	—	9,000	—
Office expenses	2,718	1,500	801	1,500	801
Operating costs	762	—	212	—	762
Professional fees	108,972	9,208	4,500	26,481	21,845
Transfer agent and filing fees	11,727	926	1,034	3,411	2,148
Travel and entertainment	3,196	—	—	—	—

	138,860	16,134	6,707	40,532	25,736

Net loss	$(137,534)	$(16,032)	$(6,439)	(40,303)	(25,000)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.01)	$(0.01)	(0.01)

Weighted average number of common shares outstanding		4,100,000	3,100,000	3,869,022	3,100,000

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

For the period from inception (March 25, 2004) to October 31, 2008

Statements of Stockholders’ Equity

(Unaudited)

(Expressed in U.S. Dollars)

				Deficit
				accumulated
			Additional	during	Total
	Common stock		paid-in	exploration	stockholders’
	Shares	Amount	capital	stage	equity

Balance, March 25, 2004 (inception)	—	$—	$—	$—	$—

Net loss for the period	—	—	—	(2,000)	(2,000)

Balance, April 30, 2004	—	—	—	(2,000)	(2,000)

Stock issued at $0.001 per share in May 2004	2,000,000	2,000	—	—	2,000

Net loss for the period	—	—	—	(269)	(269)

Balance, April 30, 2005	2,000,000	2,000	—	(2,269)	(269)

Stock issued at $0.075 per share in January 2006	500,000	500	37,000	—	37,500

Stock issued at $0.075 per share in April 2006	500,000	500	37,000	—	37,500

Net loss for the period	—	—	—	(5,220)	(5,220)

Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511

Stock issued at $0.075 per share in May 2006	100,000	100	7,400	—	7,500

Net loss for the period	—	—	—	(36,076)	(36,076)

Balance, April 30, 2007	3,100,000	3,100	81,400	(43,565)	40,935

Stock issued at $0.05 per share in February 2008	500,000	500	24,500	—	25,000

Net loss for the period	—	—	—	(53,666)	(53,666)

Balance, April 30, 2008	3,600,000	3,600	105,900	(97,231)	12,269

Stock issued at $0.05 per share in July 2008	500,000	500	24,500	—	25,000

Net loss for the period	—	—	—	(40,303)	(40,303)

Balance, October 31, 2008	4,100,000	$4,100	$130,400	$(137,534)	$(3,034)

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to October 31, 2008	Six Months Ended Oct 31, 2008	Six Months Ended Oct 31, 2007

Cash flows from (used in) operating activities
Net loss for the period	$(137,534)	$(40,303)	$(25,000)
Items not involving cash:

- accrued interest payable		—	128

Changes in non-cash working capital items: - accounts payable and accrued expenses	22,189	9,779	(2,630)

Net cash used in operating activities	(115,345)	(30 ,524)	(27,502)

Cash flows used in investing activity
Oil and gas properties	(48,899)	—	(6,832)

Net cash used in investing activity	(48,899)	—	(6,832)

Cash flows from financing activities
Proceeds from issuance of common stock	134,500	25,000	—
Due to a related party	30,138	—	30,000

Net cash from financing activities	164,638	25,000	30,000

Increase (decrease) in cash and cash equivalents	394	(5,524)	(4,334)

Cash and cash equivalents, beginning of period	—	5,918	9,021

Cash and cash equivalents, end of period	394	$394	$4,687

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

October 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

1.                                      Basis of Presentation

The accompanying unaudited interim balance sheet, statements of operations, statements of stockholders’ equity and cash flows reflected all adjustments, consisting of normal recurring adjustments that are, in the opinion of managements, necessary for a fair presentation of the financial position of the Explortex Energy, Inc,(“the Company”), at October 31, 2008 and the results of operations, stockholders’ equity and cash flows for the interim period ended October 31, 2008.  The accompanying unaudited financial statements have been prepared in accordance with the instruction from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2008.  The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  As of October 31, 2008, the Company had a total of $394 in cash and working capital deficit of $47,490.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  There are no assurances that the Company will be successful in achieving these goals.

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

October 31, 2008

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

2.                                      Significant Accounting Policies

a)                                                              Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at October 31, 2008 cash and cash equivalents consist of cash only.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

October 31, 2008

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

c)                                                              Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of October 31, 2008 the Company had no balance in a bank beyond FDIC insurance limits.

d)                                                             Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis.  As of October 31, 2008 the Company had no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

The cost of unproved properties is not depleted until it is determined whether or not proved reserves can be assigned to the properties. Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the depletable base drilling exploration dry holes associated with unproved properties. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of October 31, 2008 none of the Company’s oil and gas properties were considered impaired.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

October 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

The Company applies a ceiling test to the capitalized cost in the full cost pool.  The ceiling test limited such cost to the estimated present value, using a ten percent discount rate, of the future net revenue from proved reserves, based on current economic and operating conditions.  Specifically, the Company computes the ceiling test so that capitalized costs, less accumulated depletion and related deferred income tax, do not exceed an amount (the ceiling) equal to the sum of: (A) The present value of estimated future net revenue computed by applying current prices of oil and gas reserves (with consideration of price changes only to the extent provided by contractual arrangements) to estimated future production of proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures  (based on current cost) to be incurred in developing and producing the proved reserves computed using a discount factor of ten percent and assuming continuation of existing economic conditions; plus (B) the cost of property not being amortized; plus (C) the lower of  cost or estimated fair value of unproven properties included in the costs being amortized; less (D) income tax effects related to differences between the book and tax basis of the property.

e)                                                              Asset Retirement Obligations

The Company recognized a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  This liability accretes until the Company settles the obligation.  At October 31, 2008 the future asset retirement of the Company related to the Malcom-Star well is considered immaterial.

f)                                                                Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents and accounts payable, accrued expenses and related party loans.  The carrying amounts of these financial instruments approximate fair value due to the short-term nature of these items.  Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

g)                                                             Income Taxes

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the Company to recognize deferred

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

October 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect and applicable to the periods in which the differences are expected to reverse.

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

October 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

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

Since the Company did not issue stock options to its employees during the six months ended October 31, 2008 or 2007, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date of common stock are approved for issuance.

k)                                                              New Accounting Pronouncements

There are no new accounting pronouncements not previously disclosed that are not yet effective but expected to affect the Company’s financial statements.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

October 31, 2008

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

The Company now has a 1 % working interest in the well. As of October 31, 2008, $48,899 has been spent on drilling, gathering and tie-in activities.  The well did come in as a marginal gas producer, producing an income stream to the Company of approximately $40 per month.  The total Costs incurred and excluded from depletion of the Company’s oil and gas properties are summarized as follows:

		Accumulated
	Drilling and	depletion and
	Gathering	amortization	Total
Malcolm-Starr, Barnett Shale

Year ended April 30, 2008	$48,899		$48,899

Six months ended October 31, 2008	—		—

Total oil and gas properties October 31, 2008	$48,899		$48,899

Based on the status of the Company’s exploration activities, management has determined that no impairment has occurred.

EXPLORTEX ENERGY INC.

(An exploration stage enterprise)

Notes to Financial Statements

October 31, 2008

(Unaudited)

(Expressed in U.S. Dollars)

4.                                      Related Party Transactions

On October 5, 2007, the Company entered into a loan agreement with the sole officer and director of the Company, whereby the Company borrowed $30,000 for a six month term expiring April 5, 2008.  The loan is secured against the assets of the Company.  Pursuant to the loan agreement the Company has agreed to pay interest at the rate of ½% per month payable together with the repayment of the loan on the maturity date.  At October 31, 2008, the Company accrued $128 of interest towards the loan.  The holder of the note, who is no longer affiliated with the Company, has agreed to extend the note to May 5, 2009.

5.                                      Income Taxes

As of April 30, 2008, the Company has an estimated tax loss carryforward for tax purposes of $97,231 which begins to expire in 2021. This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgement about the realizabliity of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income. The tax effects of temporary differences that give rise to the company’s deferred tax assets are as follows:

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

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas Energy Services has access to seismic geological data, which shows the area to be favorable for the drilling of a horizontal well. Star of Texas Energy Services commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. At October 31, 2008, the company had paid Star of Texas Energy Services approximately $48,899 on the drilling, completion and tie-in of the well. Star of Texas Energy Services has advised the Company, that, after the well was subjected to a fracture stimulation program, it began producing natural gas at a marginal rate of production, producing net income to Explortex of less than $40 per month. The company has no plans currently to participate in any more wells on this prospect.

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

The company has decided to begin actively seeking new producing prospects, with development and exploration potential, particularly from small, undercapitalized, public and private entities. The company anticipates it will raise additional funds when those prospects are identified.  The Company has also decided to expand it’s search for new opportunities outside of the oil and gas sector, due to current economic conditions.

PLAN OF OPERATIONS

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified, subject to our obtaining the funding necessary for continued exploration:

1.             Identify oil or gas producing prospects, or exploratory prospects, with exceptional risk/reward characteristics in the current environment. We will pay particular attention to prospects with proven production potential, where the working interest owner or operator is capital-constrained.  We will also look at exceptional growth opportunities, which are currently opening up outside the oil and gas sector.

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

As of October 31, 2008, we had cash reserves of $394 and a working capital deficit of $47,490. On June 1, 2008, the company sold 500,000 shares of its common stock at $.05, for total proceeds of $25,000. The company anticipates that it will need to obtain additional funding sometime in the 3rd quarter.

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

RESULTS OF OPERATIONS

Revenues

We have had minimal operating revenues since our inception on March 25, 2004 through to the six months ended October 31, 2008.  We anticipate that we will not generate any material revenues unless our participation in the Malcolm-Star well is successful and production of natural gas is achieved.

General and Administrative Expenses

Our general and administrative expenses for three and six months ended October 31, 2008 and 2007 are summarized below:

	Six Months Ended October 31, 2008	Six Months Ended October 31, 2007	Three Months Ended October 31, 2008	Three Months Ended October 31, 2007
General and administrative expenses
Bank Charges	$140	$180	$—	$160
Operating expenses	1,500	1,563	1,500	1,013
Professional Fees	26,481	21,845	9,208	4,500
Transfer agent and filing Fees	3,411	2,148	926	1,034
Management Fees	9,000	—	4,500	—
Total general and administrative expenses	$40,532	$25,736	$16,134	$6,707

Professional fees of $26,481 incurred during the six months ended October 31, 2008 related to the expenses associated with being a reporting company under the Securities Exchange Act of 1934.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $394 and a working capital deficit of $47,490 at October 31, 2008, compared to cash of $4,687 and a working capital deficit of $32,964 at October 31, 2007.

Plan of Operations

We anticipate raising additional funding over the next several months in order to close the working capital deficit, as well as to provide funding for the acquisition of additional properties. We anticipate that our cash will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We are currently evaluating several prospects in the energy area, as well as some outside of the energy area, any one of which will require significant additional funding. We hope to have our next project selected and funded by the end of calendar year 2008, although there is no assurance as yet that this goal will ultimately be met in that time frame.

Cash Used in Operating Activities

Cash used in operating activities was $6,312 the six months ended October 31, 2008, compared with cash used in operating activities of $27,502 the six months ended October 31, 2007.  We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash was not used in investing activities for the six months ended October 31, 2008, compared with $6,832 used in investing activities for the year ended July 31, 2007.  The decrease in cash used in investing activities is a result of reduced drilling, completion and tie-in costs of the Malcolm Star well during the period.

Cash From Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to October 31, 2008, we have raised a total of $130,400 from private offerings of our securities. Gross proceeds from the sales of our common stock during the six months ended October 31, 2008 totaled $25,000, compared to no such proceeds in the six months ended October 31, 2007.

We are currently completing a private offering of securities which is expected to raise gross proceeds of $50,000, although there is no assurance that we will be able to achieve any additional sales of our equity securities or arrange for any other forms of financing in the future.

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

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of October 31, 2008, we had minimal proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

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

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. We add the amount of impairment assessed to the cost to be amortized subject to the ceiling test. As of October 31, 2008, none of our oil and gas properties were considered impaired.

Item 4A. Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2008, being the end of the period covered by this quarterly report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. John J. Lennon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings as at the end of the period covered by this report. There have been no changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

During our most recently completed fiscal quarter ended October 31, 2008 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the quarter ended October 31, 2008.

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

(d)                                 The Company disclosed in it’s 10-KSB, for the year ended April 30, 2008, that it identified four material weaknesses in it’s internal controls over financial reporting.  The Company plans to address these weaknesses by first establishing an Audit and Controls Committee, by the end of the calendar year 2008.  Additional remediation efforts will be implemented as the Company’s resources allow.  Management will re-evaluate the control environment by the year-end assessment.

PART II – Other Information

Item 1.             Legal Proceedings.

We are not party to any legal proceedings.

Item 2.             Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.             Default upon Senior Securities.

None.

Item 4.             Submission of Matters to a Vote of Security Holders.

No matters were submitted to our security holders for a vote during the second quarter of our fiscal year ending April 30, 2009.

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

EXPLORTEX ENEGRY INC.

Signature	Title	Date:
December 12, 2008
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)
/s/ John J. Lennon

John J. Lennon