Form 10KSB/A
period 2008-04-30
Explortex Energy Inc.
filed 2009-02-09
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

To

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

EXPLORTEX ENERGY INC.

Annual report On Form 10-KSB
For The Year Ended
April 30, 2008

EXPLANATORY NOTE

The registrant filed a form 10-KSB on July 29, 2008. The registrant is filing this Amendment No. 1 to Form 10-KSB with the SEC in order to update the disclosure on internal control over financial reporting and to update the certification attached as Exhibit 31.1 as of the date of filing of this Amendment No. 1.

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

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the registrant’s principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with the preparation of our financial statements for the year ended April 30, 2008, certain additional internal control weaknesses became evident to Mr. Lennon, that, in the aggregate, represent material weakness, including:

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
Date: February 6, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

President, Chief Executive Officer, Chief
Financial Officer, Principal Accounting and

/S/ John J. Lennon	Director	February 6, 2009
John J. Lennon