Form 10-Q/A
period 2008-07-31
Explortex Energy Inc.
filed 2009-02-09
CIK 1364255

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

EXPLORTEX ENERGY INC.

EXPLANATORY NOTE

The registrant filed a Form 10-Q on September 15, 2008. The registrant is filing this Amendment No. 1 to Form 10-Q with the SEC in order to update the certification attached as Exhibit 31.1 as of the date of filing of this Amendment No. 1.

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

EXPLORTEX ENERGY INC.

Signature	Title	February 6, 2009
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Accounting Officer)
/s/ John J. Lennon

John J. Lennon