Form 10-Q/A
period 2008-10-31
Explortex Energy Inc.
filed 2009-02-09
CIK 1364255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No.1
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

EXPLANATORY NOTE

The registrant filed a Form 10-Q on December 15, 2008. The registrant is filing this Amendment No. 1 to Form 10-Q with the SEC in order to update the certification attached as Exhibit 31.1 as of the date of filing of this Amendment No. 1

PART 1 – FINANCIAL INFORMATION

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