Form 10-K
period 2009-04-30
Explortex Energy Inc.
filed 2009-07-29
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: April 30, 2009

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

Common Stock, $0.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐   No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: $277

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equitywas sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) $336,000 as of July 27, 2009

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 4,800,000 shares of common stock as of July 27, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

EXPLORTEX ENERGY INC.

Annual report On Form 10-K
For The Year Ended
April 30, 2009

INDEX

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Certain statements contained in this annual report on Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of natural gas, availability of funds, government regulations, common share prices, operating costs, capital costs and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration, availability of funds and operating costs. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form SB-2, filed originally with the Securities and Exchange Commission (the “SEC”) on July 10, 2006, this annual report on Form 10-K, and, from time to time, in other reports we file with the SEC. These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1.                 Business

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

Principal Executive Offices

Our principal offices are located at 1694 Falmouth Road, #143, Centerville, MA 02632.  Our telephone number is (774) 994-2709.

Our Business

We are a natural resource company engaged in participating in the drilling of oil and gas wells in the United States. The company’s plan of operation over the next twelve months is to begin actively seeking oil or gas producing prospects, or exploratory prospects, with exceptional risk/reward characteristics in the current environment. We will pay particular attention to prospects with proven production potential, where the working interest owner or operator is capital constrained; especially those owned by small public or private entities. The company anticipates it will raise additional funds when those prospects are identified.

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

The Malcolm-Star prospect consists of 211.8 acres in Wise County, Texas, a core gas area of the Barnett Shale play of North Texas. Star of Texas has access to seismic geological data which shows the area to be favorable for the drilling of a horizontal well. Star of Texas commenced drilling the Malcolm-Star well on May 22, 2006. The well was drilled to a depth of 10,500 feet to test the Barnett Shale formation, which was approximately 2,000 feet farther than expected. The estimated cost of our proportionate share of the drilling and completion of this well was $35,532. During the two years ended April 30, 2008, we advanced Star of Texas $48,899 for our share of the costs of the well. Star of Texas notified us that the well began production on June 8, 2007 and is currently flowing at an average rate of 140 MCF (thousand cubic feet) of natural gas per day. Our working interest in the well is 1%, which, after expenses, translates to net income to Explortex of less than $40 per month. The company currently has no plans to participate in any more wells on this prospect. We do not deem this project material to the company, at this juncture, as in the future, the company will concentrate on prospects with higher payout and lower risk characteristics.

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

Employees

As of the date of this annual report, we do not have any employees other than Mr. John J. Lennon, our sole executive officer. On June 29, 2009, Mr. Lennon resigned to pursue other interests, and Mr. Steven Kurlander became the President and sole executive officer of the Company.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademarks.

Item 1A.    Risk Factors

Risks Related to our Business

If we do not obtain additional financing, our business plan will fail.

Our current operating funds are estimated to be sufficient to complete our participation obligations for our interest in the Malcolm-Star well, however, we will need to obtain additional financing in order to continue our business operations. As of April 30, 2009, we had cash on hand of $944. Our business plan calls for significant capital expenses if we continue to participate in exploration wells with Star of Texas Energy Services, or acquire or participate in the drilling of any other wells. We will require additional financing in order to participate in further exploration wells. We currently do not have any arrangements for financing and we may not be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including the market price of natural gas. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

Because we have only recently commenced business operations, we face a high risk of business failure and this could result in a total loss of your investment.

We have only begun our business of participating in the drilling of oil and gas wells, and thus have no way to evaluate the likelihood whether we will be able to operate our business successfully. We were incorporated on March 25, 2004, and to date have been involved primarily in organizational activities and evaluating resource projects. We have earned minimal revenues and have not achieved profitability as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new resource exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of oil and gas properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration and additional costs and expenses that may exceed current estimates. We have no history upon which to base any assumption as to the likelihood that our business will prove successful, and we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will likely fail and you will lose your entire investment in this offering.

Because we have earned minimal revenues, we expect to incur operating losses for the foreseeable future.

We have earned minimal revenues and we have never been profitable. We therefore expect to incur significant losses into the foreseeable future. If we are unable to generate financing to continue our exploration efforts, we will fail and you will lose your entire investment in this offering.

We have yet to attain profitable operations and because we will need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern

We have incurred a net loss of $221,563 for the period from March 25, 2004 (inception) to April 30, 2009, and have had minimal revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the participation in the drilling of oil and gas properties. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this filing have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the year ended April 30, 2009. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

If our costs of participation in the Malcolm-Star well are greater than anticipated, then we will not be able to complete the exploration program for our Malcolm-Star well without additional financing, of which there is no assurance that we would be able to obtain.

We are participating in the drilling of the Malcolm-Star well. We have a 1% working interest in this well. The operator of the well, Star of Texas Energy Services, outlined a budget for leasing, drilling, completing and pipelining of the well. However, there is no assurance that our actual costs will not exceed the budgeted costs. Factors that could cause actual costs to exceed budgeted costs include increased prices due to competition for personnel and supplies during the drilling and completion of the well, unanticipated problems in completing the drilling program and delays experienced in completing the drilling program. Increases in exploration costs could result in us not being able to continue our participation in the drilling of the Malcolm-Star well without additional financing. There is no assurance that we would be able to obtain additional financing in this event.

Because of the speculative nature of exploration drilling and because we only have sufficient financial resources to participate in the drilling of one exploration well, there is substantial risk that we will not achieve revenues and our business will fail.

We are in the initial stages of participating in the drilling of an exploration oil and gas well. We cannot provide you with any assurance that the drilling of the exploration well will be successful and will eventually produce gas in sufficient quantities in order that we can earn revenues from our participation in the well. Further, our participation in the Malcolm-Star well is the only well in which we are currently participating in and is the only well in which we have the financial resources to participate. The search for oil and gas as a business is extremely risky and involves substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of gas. If we do not earn increased revenues from our participation in the Malcolm-Star well, then we will not be able participate in the drilling of any other exploration wells unless we achieve additional financing. If we are unable to achieve this additional financing, then our business will fail.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered as a result of the drilling of the exploration wells in which we participate will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable. If gas prices decline, then any sales of gas from the Malcolm-Star well will decline, possibly to the point where our proportionate share of sales does not exceed our proportionate share of costs, such that we will not be entitled to any revenues from our working interest in the Malcolm-Star well.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays, resulting in increased participation and operating costs for those exploration wells in which we participate.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Increased expenses or capital outlays resulting from government regulation required to complete drilling of any wells in which we participate will increase our cost of participation in wells, thereby increasing the amount of additional financing we will require and decreasing the amount of revenues, if any, that we are able to achieve from production of gas from exploration wells in which we participate.

Exploration activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of drilling operations or increase the costs of drilling operations, with the result that our cost of participating in exploration wells may increase and the amount of revenues that we achieve from production, if any, may decrease.

In general, our exploration activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, the drilling activities on the wells in which we participate are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Increased expenses resulting from compliance with environmental regulations will increase the amount of additional financing we will require and decrease the amount of revenues, if any, that we are able to achieve from production of gas from exploration wells in which we participate.

Exploratory drilling involves many risks which may increase our participation expenses or result in us losing amounts that we have advanced in order to participate in any oil or gas well.

Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. The occurrence of any of these risks could result in unanticipated costs being incurred by the operator of the well, with the result that we may have to pay additional unanticipated amounts under our participation obligation for exploration wells in which we participate. Further, the occurrence of these risks could result in the abandonment of any well in which we participate, with the result that we will not be able to recover any amounts that we have advanced in order to participate in any well.

Because our executive officer has no formal training specific to the technicalities of oil and gas exploration, there is a higher risk that our business will fail.

Our executive officer has no formal training as a geologist, petroleum engineer or in the technical aspects of management of an oil and gas exploration company. As a result of this inexperience, there is a higher risk of our being unable to successfully complete our business plan to participate in the drilling of oil and gas exploration wells. With no direct training in this area, our management may not be fully aware of many of the specific requirements related to working within this industry. Our decisions and choices may not take into account standard engineering or managerial approaches oil and gas exploration companies. Consequently, the lack of training of our management in this industry could result in management making decisions that could result in a reduced likelihood of our being able to participate in the drilling of successful oil and gas exploration wells with the result that we would not be able to achieve revenues or raise further financing to continue exploration activities. In addition, we will have to rely on the technical services of others with expertise in oil and gas exploration in order for us to carry our planned exploration program. If we are unable to contract for the services of such individuals, it will make it difficult and maybe impossible to pursue our business plan. There is thus a higher risk that our operations, earnings and ultimate financial success could suffer irreparable harm and our business will likely fail and you will lose your entire investment in this offering.

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Our executive officer is spending approximately twenty hours per week of his business time on providing management services to us. While our executive officer presently possesses adequate time to attend to our interests, it is possible that the demands on him from his other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Item 2.                   Properties

Our executive offices are located at 1694 Falmouth Road, #143, Centerville, MA 02632.   Mr. John J. Lennon, our President, currently provides space to us for $500 per month, including all utilities and supplies. There is no guarantee this arrangement will continue in the future.

We also have a 1% working interest in the Malcolm-Star well located in Wise County, Texas, as described above under “Description of Business Overview”.

Item 3.                   Legal Proceedings

The company was informed in April, 2008, that as a working interest owner in the Malcolm-Star Prospect, that it had been named as a 3rd party defendant in litigation between the operator of the well, Star of Texas Energy Services, and the driller, Kal Drilling. All legal costs to date have been covered by Star of Texas, and Explortex has been informed that its worst case potential liability would be in being forced to relinquish its 1% working interest in the well, currently carried at a value of $48,899. Star of Texas turned over the operation of the well to Strata Operating, Inc, in March of 2009, in order to insure the efficient operation of the well under any contingencies. We do not feel that this litigation is material to the long-term prospects of the company, in that this well produced  revenues in 2009 of less than $300, and potential prospects currently being considered are all larger, and outside of this area. Although the Company has received no recent correspondence regarding this matter, the Company believes it will evaluate its options concurrent with an acquisition of a new property, at which time it will have the resources available to review the value of its 1% interest, in relation to the future direction of the Company.

Item 4.                   Submission of Matters to a Vote of Securities Holders

No matters were submitted to our security holders for a vote during the year ended April 30, 2009.

PART II – FINANCIAL INFORMATION

Item 5.                    Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Shares of our common stock are quoted on the OTC Bulletin Board under the symbol EXPX. Our common stock became eligible for trading on the OTC Bulletin Board on October 23, 2006. The following table indicates the high and low bid prices of our common stock during the periods indicated:

Quarter Ended	High Bid	Low Bid
April 30, 2009	$0.04	$0.04
January 31, 2009	$0.04	$0.0
October 31, 2008	$0.10	$0.10
July 31, 2008	$0.10	$0.10

The source of the high and low bid information is the NASD OTC Bulletin Board. The market quotations provided reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Holders of Our Common Stock

As at April 30, 2009, we had 16 registered holders of our common stock.

Dividends

There are no restrictions in our articles of incorporation or by-laws that prevent us from declaring dividends. The declaration of dividends is at the discretion of our board. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

▪	We would not be able to pay our debts as they become due in the usual course of business; or

▪
Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

We completed two sales of securities under the Securities Act of 1933 during our fiscal year ended April 30, 2009.

▪
We completed an offering of 500,000 shares of our common stock at a price of $0.05 per share to a total of three purchasers on July 25, 2008. The total proceeds from this offering were $25,000.  A second offering of 700,000 shares of our common stock at a price of $0.05 per share was completed on March 17, 2009, with total proceeds of this offering amounting to $35,000.  Due to delays in getting paperwork, these 700,000 shares are accounted for as, “To Be Issued,” on our April 30, 2009 10-K. We completed this offering pursuant to Rule 903(a) and (b)(3) of Regulation S of the Act. Each sale of shares was completed as an “offshore transaction”, as defined in Rule 902(h) of Regulation S, on the basis that: (i) each investor was outside of the United States at the time the offer to purchase the shares was made; and (ii) at the time the subscription agreement for the shares was executed, the investor was outside of the United States or we had a reasonable belief that the investor was outside of the United States. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States. Each investor represented to us that the investor was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. Person. Each purchaser represented their intention to acquire the securities for investment only and not with a view toward distribution. Appropriate legends have been affixed to the stock certificate issued to each purchaser in accordance with Regulation S confirming that the shares cannot be resold or transferred other than pursuant to Regulation S, registration under the Securities Act or an exemption from the registration requirements of the Securities Act. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Item 6.      Selected Financial Data

Not Applicable

Item 7.                   Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended April 30, 2009 should be read in conjunction with our audited financial statements and related notes for the year ended April 30, 2009.

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

In May 2006, we elected to participate in our first exploration well with Star of Texas Energy Services pursuant to the PB Energy Participation Agreement. To date, we have made cash call payments of $48,899 for a 1% working interest in the Malcolm-Star #1H natural gas horizontal well (“Malcolm-Star”). Based on our 1% working interest, we were obliged to pay for 1.333% of the costs for drilling and completion of the well, but we’ll only be entitled to receive a 1% revenue interest in the well.

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

With respect to this prospect, the company was informed in April that as a working interest owner on this prospect, it had been named as a 3rd party defendant in litigation between the operator of the well, Star of Texas Energy Services, and the driller, Kal Drilling. All legal costs have been covered by Star of Texas, and Explortex has been informed that its only potential liability would be in being forced to relinquish it’s 1% working interest in the well. This well is not deemed material to the future prospects of the company, as prospects now being considered are considerably larger in scope, and are outside of this geographic area.

The Company has been actively seeking producing oil properties, particularly ones with exploitation, or low-risk development potential. The Company believes current market conditions have created numerous opportunities in this area, and feels confident that it will successfully find an opportunity that fits its criteria in the coming month.  Given recent gas prices, the Company feels the current value of its 1% holding was overstated on the balance sheet. Although the well is producing, the additional costs for audit, legal and monitoring of the well, made carrying the full-cost value of the well impractical. The Company has decided that it would be prudent to write-off its investment in the Malcolm-Starr well, in order to save future audit and legal costs, while leaving more time for management to monitor the much larger transactions that they are contemplating. This is a non-cash charge, and will not affect revenues, unless management decides, for legal reasons, to turn ownership of the well over to the current operator. This scenario would also have minimal impact on the anticipated future revenues of the Company.

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

3.                                       We anticipate spending approximately $6,000 in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $72,000 over the next twelve months. The general and administrative expenses will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

As at April 30, 2009, we had cash reserves of $944 and a working capital deficit of $52,063.  On July 25, 2008, the company sold 500,000 shares of its common stock at $0.05, for total proceeds of $25,000. Subsequent to this, on March 17, 2009, the company sold an additional 700,000 shares at $.05, for a total of $35,000. The company feels it will need to raise additional funds to fund operations over the next six months.

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

We anticipate raising additional funding over the next several months in order to close the working capital deficit, as well as to provide funding for the acquisition of additional properties.  We anticipate that these additional funds, when obtained, will be sufficient to enable us to pay for our general and administrative expenses for the next six months. However, our ability to participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We are currently evaluating several prospects in the energy area, any one of which will require significant additional funding. We hope to have our next prospect selected and funded by the end of calendar year 2009, although there is no assurance as yet that this goal will ultimately be met in that time frame.

RESULTS OF OPERATIONS

Revenues

We have had minimal operating revenues since our inception on March 25, 2004 through to the twelve months ended April 30, 2009.  The Company has been actively seeking to acquire oil and gas prospects with existing production, and the potential for increased revenues through additional development. The Company feels confident it will be able to acquire such properties. As part of their ongoing review, the Company decide it would be prudent to write-off their investment in the Malcolm-Starr well as an impairment expense, due to its marginal rate of production, limited ability to have assigned reserves, and high legal and audit expense.

General and Administrative Expenses

Our general and administrative expenses for the years ended April 30, 2009 and 2008 are summarized below:

	Year Ended April 30, 2009	Year Ended April 30, 2008
General and administrative expenses
Bank Charges	$509	$287
Office expenses	6,279	801
Professional Fees	58,509	50,141
Transfer agent and filing Fees	10,413	2,183
Travel and entertainment	-	473
Total general and administrative expenses	$75,710	$53,885

Professional fees of $58,509 incurred during the year ended April 30, 2009 related to the expenses associated with being a reporting company under the Securities Exchange Act of 1934.

Transfer agent and filing fees represented amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

LIQUIDITY AND CAPITAL RESOURCES

We had cash of $944 and a working capital deficit of $52,063 at April 30, 2009, compared to cash of $5,918 and a working capital deficit of $36,630 at April 30, 2008.

Cash Used in Operating Activities

Cash used in operating activities was $64,974 for the year ended April 30, 2009, compared with cash used in operating activities of $51,409 for the year ended April 30, 2008.  We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash was not used in investing activities for the year ended April 30, 2009, compared with $6,832 used in investing activities for the year ended April 30, 2008.  The decrease in cash used in investing activities is a result of reduced drilling, completion and tie-in costs of the Malcolm Star well during the period.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to April 30, 2009, we have raised a total of $169,500 from private offerings of our securities. There were gross proceeds from the sale of shares of our common stock of  $60,000 during the year ended April 30, 2009, compared to $25,000 in such proceeds the year ended April 30, 2008.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated July 28, 2008, that they have substantial doubt we will be able to continue as a going concern.

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

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of April 30, 2009, we had minimal proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company decided that based on its marginal rate of production, the low dollar value of that production, and the inability of the Company to get a professional reserve report, which would assign a reserve value to its current 1% holding in the Malcolm-Starr well, it would be prudent to write down the value of its investment to zero, defining the well as impaired.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We do not hold any derivative instruments and do not engage in any hedging activities

Item 8.      Financial Statements and Supplementary Daa

The following audited financial statements of the Company are included in this annual report on Form 10-K:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Explortex Energy Inc.
Centerville, Massachusetts

We have audited the accompanying balance sheets of Explortex Energy Inc. ("the Company") (an exploration stage company) as of April 30, 2009 and 2008, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years ended April 30, 2009 and 2008, and for the period from March 25, 2004 (date of inception) to April 30, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Explortex Energy Inc. (an exploration stage company) as of April 30, 2009 and 2008, and the results of its operations and its cash flows for the years ended April 30, 2009 and 2008, and for the period from March 25, 2004 (date of inception) to April 30, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has only generated minimal revenue from operations since inception and has an accumulated deficit at April 30, 2009.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
July 27, 2009

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheets

(Expressed in U.S. Dollars)

	April 30, 2009	April 30, 2008
ASSETS

Current assets
Cash and cash equivalents	$944	$5,918
Oil and gas property, unproven (note 3)		48,899

Total assets	$944	$54,817

LIABILITIES

Current liabilities
Accounts payable and accrued expenses	$22,869	$12,410
Related party loan (Note 4)	30,138	30,138
Total current liabilities	53,007	42,548

STOCKHOLDERS’ EQUITY (DEFICIT)

Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,100,000 and 3,600,000 issued and outstanding at April 30, 2009 and April 30, 2008, respectively.	4,100	3,600
Common Stock issuable, 700,000 shares	700
Additional paid-in capital	164,700	105,900
Deficit accumulated during the exploration stage	(221,563)	(97,231)

Total stockholders’ equity (deficit)	(52,063)	12,269

Total liabilities and stockholders’ equity (deficit)	$944	$54,817

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to April 30, 2009	Year Ended April 30, 2009	Year Ended April 30, 2008
Revenues
Oil and natural gas sales	$1,258	$277	$981
Interest income	116

	1,374	277	981

Oprating expenses
Bank charges	1,354	509	287
Management fees	22,500	21,000	—
Office expenses	7,497	6,279	801
Operating costs	762		762
Professional fees	120,000	37,509	50,141
Transfer agent and filing fees	18,729	10,413	2,183
Travel and entertainment	3,196		473
Impairment of Oil & Gas Properties	48,899	48,899
	222,937	124,609	54,647

Net loss	$(221,563)	$(124,332)	$(53,666)

Basic and diluted loss per share
Net loss per share		$(0.03)	$(0.01)

Weighted average number of common shares outstanding		4,069,863	3,208,219

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to April 30, 2009
Statements of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

						Deficit
						accumulated
					Additional	during	Total
	Common Stock		Common Stk. Issuable		paid-in	exploration	Stockholders’
	Shares	Amount	Shares	Amount	capital	stage	equity

Balance, March 25, 2004 (inception)	—	$—			$—	$—	$—

Net loss for the period	—	—			—	(2,000)	(2,000)

Balance, April 30, 2004	—	—			—	(2,000)	(2,000)

Stock issued at $0.001 per share in May 2004	2,000,000	2,000			—	—	2,000

Net loss for the period	—	—			—	(269)	(269)

Balance, April 30, 2005	2,000,000	2,000			—	(2,269)	(269)

Stock issued at $0.075 per share in January 2006	500,000	500			37,000	—	37,500

Stock issued at $0.075 per share in April 2006	500,000	500			37,000	—	37,500

Net loss for the period	—	—			—	(5,220)	(5,220)

Balance, April 30, 2006	3,000,000	3,000			74,000	(7,489)	69,511

Stock issued at $0.075 per share in May 2006	100,000	100			7,400	—	7,500

Net loss for the period	—	—			—	(36,076)	(36,076)

Balance, April 30, 2007	3,100,000	3,100			81,400	(43,565)	40,935

Stock issued at $0.05 per share in February 2008	500,000	500			4,500	—	25,000

Net loss for the period	—	—			—	(53,666)	(53,666)

Balance, April 30, 2008	3,600,000	$3,600			$105,900	$(97,231)	$12,269

Stock issued at $0.05 per share in July 2008	500,000	500			24,500	—	25,000

Stock issuable at $0.05 per share in March, 2009			700,000	700	34,300		35,000

Net loss for the period	—	—			—	(124,332)	(124,332)

Balance, April 30, 2009	4,100,000	4,100	700,000	700	164,700	(221,563)	(52,063)

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to April 30, 2009	Year Ended April 30,2009	Year Ended April 30, 2008

Cash flows from (used in) operating activities
Net loss for the period	$(221,563)	$(124,332)	$(53,666)
Impairment of Oil & Gas Properties	48,899	48,899
Changes in non-cash working capital items: - accounts payable and accrued expenses	22,869	10,459	2,257

Net cash used in operating activities	(149,795)	(64,974)	(51,409)

Cash flows used in investing activities
Oil and gas properties	(48,899)	—	(6,832)

Net cash used in investing activities	(48,899)	—	(6,832)

Cash flows from financing activities
Proceeds from issuance of common stock	169,500	60,000	25,000
Due to a related party	30,138	—	30,138

Net cash from financing activities	199,638	60,000	55,138

Increase (decrease) in cash and cash equivalents	944	(4,974)	(3,103)

Cash and cash equivalents, beginning of period	—	5,918	9,021

Cash and cash equivalents, end of period	$944	$944	$5,918

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

  1.         Basis of Presentation

    a)                          Organization

Explortex Energy Inc. (“the Company”) was formed on March 25, 2004 under the laws of the State of Nevada.  On November 9, 2005, the Company changed its name from Anacot Technologies to Explortex Energy Inc.

The Company is in the business of exploring for oil and gas.  Although the Company currently has minimal revenues from its first producing well, it is actively seeking properties with existing production which have significant potential for additional development and production. The Company is confident it will be able to purchase a property which meets this criteria in the coming months.

The recoverability of resource property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

    b)                        Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  As of April 30, 2009, the Company had a total of $944 in cash and working capital deficit of $52,063.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  There are no assurances that the Company will be successful in achieving these goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty. The Company has not generated any material operating revenues to date.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

  2.        Significant Accounting Policies

    a)                         Cash and Cash Equivalents

Cash equivalents comprise certain highly liquid instruments with a maturity of three months or less when purchased.  As at April 30, 2009 cash and cash equivalents consist of cash only.

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

    c)                         Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of April 30, 2009 the Company had no balance in a bank beyond insured limits. The Company has limited revenues, which are derived from one well, in one specific location within a specific geographic region. There is no guarantee that revenues from this one source can continue with any degree of certainty, due to fluctuations in price, as well as operating performance of the well, and its operator.

    d)                        Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis.  As of April 30, 2009 the Company had no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

The cost of unproved properties is not depleted until it is determined whether or not proved reserves can be assigned to the properties.  Until such determination is made the Company assesses annually whether impairment has occurred, and includes in the depletable base drilling exploration dry holes associated with unproved properties. In assessing impairment the Company considers factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data.  The Company adds the amount of impairment assessed to the cost to be amortized subject to the ceiling test.  As of April 30, 2009,  the Company decided it would be prudent to write down the value of its 1% holding in the Malcolm-Starr well down to zero, due to its marginal rate of economic production, and the inability of the Company to establish a reserve value for its holding.

    e)                         Asset Retirement Obligations

The Company recognized a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  This liability accretes until the Company settles the obligation.  At April 30, 2009 the future asset retirement of the Company related to the Malcolm-Star well is considered immaterial. The Company will be evaluating its options with respect to its sole current property in coming months, with one of its options being signing over the well to the current operator, which would negate any potential impact, albeit small, from this obligation. The Company has decided to perform a professional valuation of the current property in the coming months, and at that time, any obligations associated with keeping this property will be determined with more detail.

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
April 30, 2009

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

    i)                             Loss Per Share

Loss per share is computed by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  The Company has adopted SFAS No. 128, “Earnings Per Share”.  Diluted loss per share is equivalent to basic loss per share as there are no dilutive securities outstanding. Common stock issuable is considered outstanding as of the date granted for purposes of calculating the weighted average shares outstanding.

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

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

Since the Company did not issue stock options to its employees during the years ended April 30, 2009 or 2008,  or the cumulative period ended April 30, 2009, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date of common stock are approved for issuance.

    k)                         New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be used. SFAS 165 is to be applied to interim and annual financial periods ending after June 15, 2009. The Company is evaluating the impact, if any, of adopting SFAS 165.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”). Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with FAS 157. FSP FAS 157-4 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. There is no expected impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than- Temporary Impairments (“FSP 115-2”).  The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of it’s cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). FSP 115-2 is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. There is no expected impact on the Company’s financial position or results of operations. The Company is evaluating the impact, if any, of adopting FSP 115-2.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends FAS No. 107, Disclosure about Fair Value of Financial Investments, to require an entity to provide disclosures about fair value of financial instruments in interim financial statements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009. There is no expected impact n the Company’s financial position or results of operations.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial asset When the Market for that Asset is Not Active (“FSP FAS 157-3”). FSP FAS 157-3 was effective upon issuance, including periods for which financial statements have not been issued. FSP FAS 157-3 clarified the application of FAS No. 157, Fair Value Measurements, (“FAS 157”) in an inactive market and provided an illustrative example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. The Company has evaluated that there is no impact of FSP FAS 157-3 on its financial statements.

In May 2008, the FASB issued Staff Position o. APB 14-1, “Accounting for the Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instruments should account separately for the liability and equity components of the instruments in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for financial years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company has evaluated that there is no impact o FSP APB 14-1 on its financial statement.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guaranteed Insurance Contracts”(“SFAS 163”). SFAS 163 clarifies FASB Statement No 60, “According and Reporting By Insurance Enterprises”. SFAS 163 is effective for financial statement issued for finical years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has evaluated that there is no impact of SFAS 163 on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”(SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. The Company has evaluated that there is no impact of SFAS 162 on its financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

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

The Company now has a 1% working interest in the well. As of April 30, 2009, $48,899 has been spent on drilling, gathering and tie-in activities. The well did come in as a marginal natural gas producer, producing an income stream to the Company of approximately $40 per month. The total costs incurred and excluded from depletion for the Company’s oil and gas properties are summarized as follows:

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

		Accumulated
	Drilling and	depletion and
	Gathering	amortization	Total
Malcolm-Starr, Barnett Shale

Year ended April 30, 2008	$48,899	—	$48,899

Twelve months ended April 30, 2009	—	—	—

Total oil and gas properties April 30, 2009	$48,899	—	$48,899

Based on the status of the Company’s exploration activities, management has determined that the current well be declared impaired, and the Company wrote-off the cost of the investment as of April 30, 2009.

  4.         Related Party Transactions

On October 5, 2007, the Company entered into a loan agreement with the former sole officer and director of the Company, whereby the Company borrowed $30,000 for a six month term expiring April 5, 2008.  The loan is secured against the assets of the Company.  Pursuant to the loan agreement the Company had agreed to pay interest at the rate of ½% per month payable together with the repayment of the loan on the maturity date.  The holder of the note, who is no longer affiliated with the Company, has agreed to extend the note to May 5, 2010, and has agreed to waive any interest not already accrued, if the note is repaid during calendar year 2009. The Company has not accrued any additional interest during fiscal year 2009 due to these new loan provisions.

  5.         Income Taxes

 As of April 30, 2009, the Company has an estimated tax loss carry-forward for tax purposes of $221,500, if the impairment is deductible, which begins to expire in 2021.  This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the company’s deferred tax asset are as follows:

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
April 30, 2009

(Expressed in U.S. Dollars)

Twelve months ended April 30,	2009	2008

Loss Carry forwards	$77,500	$18,246

Valuation Allowances	(77,500)	(18,246)
	$—	$—

  6.         Subsequent Events

On June 29, 2009, Jack Lennon resigned as a member of the board of directors of the Company  and from his position as sole officer of the Company.   Mr Lennon’s resignation was not a result of any disagreements relating to the Company’s operations, policies or practices.

On June 29, 2009, Steven Kurlander was appointed as President of the Corporation.  Mr Kurlander is also the sole Director, as well as theTreasurer and Secretary.

Item 9.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2009, being the date of our most recently completed fiscal year. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, John Lennon. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective, for the reasons listed below, in order to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC.

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

During the fiscal year ended April 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting during the fiscal year ended April 30, 2009.

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

(b
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(c
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In connection with the preparation of our financial statements for the year ended April 30, 2009, certain additional internal control weaknesses became evident to Mr. Lennon, that, in the aggregate, represent material weakness, including:

(i)	lack of segregation of incompatible duties;

(ii)	insufficient Board of Directors representation; and unsatisfactory outside oversight of Company activities due to this lack of additional board members, particularly any from outside the Company.

(iii)
lack of effective oversight in an audit committee, with no designated, “Financial Expert, “or additional management necessary to effectively oversee audit related activities or company spending, with capital constraints making resolution of these inadequacies exceptionally difficult; this is particularly acute in that the Company’s internal controls with respect to financial reporting are not effective, and additional resources are needed to remedy this situation.

(iv)	lack of sufficient personnel in the Company’s finance and accounting department who have knowledge of complex accounting and financial reporting matters.

As part of the communications by Peterson Sullivan, LLP, or Peterson Sullivan, with Mr. Lennon our sole director and Chief Executive Officer, with respect to Peterson Sullivan’s audit procedures for fiscal 2009, Peterson Sullivan informed Mr. Lennon that these deficiencies constituted material weakness, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

This annual report does not include an attestation report of the Company’s registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission, that also permit the Company to provide only management’s report in this annual report

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our fiscal year-end 2010 assessment of the effectiveness of our internal control over financial reporting. As part of resolving these weaknesses, the company plans on:

(i)	Attempting to raise additional capital for the purpose of adding additional management personnel in the area of finance and operations

(ii)	Attempting to increase, the number of members of our Board of Directors from one to three, with at least one being from outside the company

(iii)	Forming a finance and audit oversight committee, which meets monthly, and includes the acting CFO

(iv	Instituting spending limits, with additional sign –off controls necessary for any expenditures above certain levels, when additional personnel are available

Item 9B.   Other Information

Not applicable.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

Our executive officers and directors and their respective ages as of July 27, 2009 are as follows:

Director:

Name of Director	Age

Steven Kurlander	51

Executive Officer:

Name of Executive Officer	Age	Office

Steven Kurlander	51	President, Secretary and Treasurer

The following describes the business experience of our director and executive officer, including other directorships held in reporting companies:

Steven Kurlander 51, Mr Kurlander has previously served as Victory Field Director for the Republican Party of Florida where his duties included building and managing an extensive grassroots organization for McCain/Palin Campaign.  Prior to that Mr. Kurlander served as Vice President/Chief Operating Officer of Expedientclosings, Inc. where his duties included building and managing a real estate and marketing company providing notary closing services, title processing, and business development support to law offices, mortgage companies, and title companies in the State of Florida, designation as exclusive closing agent by a number of title and mortgage companies in South Florida market and for a number of Condo Conversion development programs.

Previously Mr. Kurlander served as in house counsel for Peachtree Settlement Services supervising the structuring of lottery winnings.  Prior to that he served as General Counsel for Stern and Morrow Software Consulting/Sentry Works, Inc., County Legislator for the 9 th legislative district in Sullivan County, New York, Staff Attorney/Audit Business Specialist at Frontier Insurance Group, Editor and Publisher at The Independent Weekly Review and opened his own real estate practice in Monticello, New York.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than ten percent of the equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms received by us, we believe that during the fiscal year ended April 30, 2009 all such filing requirements applicable to our officers and directors were complied with except as noted below:

Name and Principal Position	Number of Late Reports	Transactions Not Timely Reported	Known Failures to File a Form
John Lennon, President, CEO, CFO and Director	1	1	Nil

Item 11.   Executive Compensation

Summary Compensation Table

The following table sets forth certain compensation information as to chief executive officer for the years ended April 30, 2009 and 2008.  Mr. Chris Cooper served as President until December 31, 2007 at which time Mr. John Lennon was elected as President. We do not have any other executive officers.

No other compensation was paid to Mr. Lennon other than the cash and stock option compensation set forth below.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
John J. Lennon, President	2009	21000	Nil	Nil	Nil	Nil	Nil	Nil	21000

John J. Lennon, President	2008	7500	Nil	Nil	Nil	Nil	Nil	Nil	7500

Employment Agreements

We presently have a management agreement with Mr. Lennon. Generally, Mr. Lennon provides his services on a part-time basis for compensation of $2000/month. Mr. Kurlander does not have an employment agreement at this time.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

Stock Option Grants

We did not grant any stock options to any of our directors and officers during our most recent fiscal year ended April 30, 2009. We have not granted any stock options to any of our directors and officers since the end of our most recent fiscal year on April 30, 2009.

Exercises of Stock Options and Year-End Option Values

None of our directors or officers exercised any stock options (i) during our most recent fiscal year ended April 30, 2009, or (ii) since the end of our most recent fiscal year on April 30, 2009.

Outstanding Stock Options

None of our directors or officers holds any options to purchase any shares of our common stock.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our officers, and (iv) our officers and directors as a group. Each shareholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial owner(2)	Percentage of class (1)

Directors and Officers

Common Stock	Chris Cooper 5612 Olympic Street Vancouver BC V6N 1Z5 Canada	175,000 shares	4.3%

Common Stock	All executive officers and directors as a group (one person)	1,825,000	44.5%

(1)         The percentage of class is based on 4.1 million shares of common stock issued and outstanding as of April 30, 2009.

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

Item 13.   Certain Relationships and Related Transactions, any Director Independence

During the past fiscal year ended April 30, 2009, none of the following parties has had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

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

Item 14.   Principal Accountant Fees and Services

The following table sets forth information regarding amounts billed, or expected to be billed, to us by our independent auditors, Peterson Sullivan LLP, Certified Public Accountants, for each of our last two fiscal years:

	Year Ended April 30,
	2009		2008
Audit and Quarterly Review Fees		$25,053		$20,500
Audit Related Fees	$	nil	$	nil
Tax Fees	$	nil	$	nil
All Other Fees	$	nil	$	nil
Total		$25,053		$20,500

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

Item 15.   Exhibits and Financial Statement Schedules

The following exhibits are included with this Annual Report on Form 10-K:

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

(1)	Filed as an exhibit to our registration statement on Form SB-2 filed with the Commission on July 10, 2006.

(2)	Filed as an exhibit to this annual report on Form 10-K

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENERGY INC.

By: /s/ Steven Kurlander
Steven Kurlander
Chief Executive Officer and Chief Financial Officer
Date: July 27, 2009

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Steven Kurlander	President, Chief Executive Officer, Chief
Steven Kurlander	Financial Officer, Principal Accounting and Director