Form 10-Q
period 2009-07-31
Explortex Energy Inc.
filed 2009-11-05
CIK 1364255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

EXPLORTEX ENERGY INC.
 (Exact name of registrant as specified in Charter

NEVADA	000-52152	98-0489027
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

1694 Falmouth Road, #143
Centerville, MA 02632
 (Address of Principal Executive Offices)
 _______________

(774) 994-2709
 (Issuer Telephone number)
_______________

 (Former Name or Former Address if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 3, 2009:  4,800,000 shares of Common Stock.

EXPLORTEX ENERGY INC.

Item 1. Financial Information

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Balance Sheets
(Unaudited)

(Expressed in U.S. Dollars)

	July 31,2009	April 30, 2009
ASSETS:

Current assets

Cash and cash equivalents	$-	944
Oil and gas property, unproven (Note 3)	-	-

Total assets	$-	944

LIABILITIES:

Current liabilities
Accounts payable and accrued expenses	$43,613	22,869
Bank overdraft	3,641	-
Related party loan (Note 4)	30,138	30,138
Total current liabilities	77,392	53,007

STOCKHOLDERS’ DEFICIT

Share capital
Common stock, $0.001 par value, 75,000,000 shares authorized, 4,800,000 and 4,100,000 issued and outstanding at July 31, 2009 and April 30, 2009, respectively.	4,800	4,100
Common stock issuable, 150,000 shares at July 31, 2009 and 700,000 shares at April 30, 2009, respectively.	150	700
Additional paid-in capital	179,550	164,700
Deficit accumulated during the exploration stage	(261,892)	(221,563)

Total stockholders’ deficit	(77,392)	(52,063)

Total liabilities and stockholders’ deficit	$-	944

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Operations
(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to July 31, 2009	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008
Revenues
Oil and natural gas sales	$1,310	$52	$127
Interest income	116

	1,426	52	127

Operating expenses
Bank charges	1,365	11	140
Management fees	48,500	26,000	4,500
Office expenses	8,997	1,500	-
Operating costs	762	-
Professional fees	132,661	12,661	17,273
Transfer agent and filing fees	18,938	209	2,485
Travel and entertainment	3,196	-	-
Impairment of Oil & Gas Properties	48,899	-	-
	263,318	40,381	24,398

Net loss	$(261,892)	$(40,329)	$(24,271)

Basic and diluted loss per share
Net loss per share		$(0.01)	$(0.01))

Weighted average number of common shares outstanding		4,804,891	3,716,438

The accompanying notes are an integral part of these financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
For the period from inception (March 25, 2004) to July 31, 2009
Statements of Stockholders’ Equity (Deficit)
(Unaudited)

(Expressed in U.S. Dollars)

Common Stock	Common Stk. Issuable
Shares	Amount	Shares	Amount	Additional paid-in capital	Deficit accumulated during exploration stage	Total Stockholders’ equity
Balance, March 25, 2004 (inception)	—	—	—	—	—

Net loss for the period	—	—	—	(2,000)	(2,000)

Balance, April 30, 2004	—	—	—	(2,000)	(2,000)

Stock issued at $0.001 per share in May 2004	2,000,000	2,000	—	—	2,000

Net loss for the period	—	—	—	(269)	(269)

Balance, April 30, 2005	2,000,000	2,000	—	(2,269)	(269)

Stock issued at $0.075 per share in January 2006	500,000	500	37,000	—	37,500

Stock issued at $0.075 per share in April 2006	500,000	500	37,000	—	37,500

Net loss for the period	—	—	—	(5,220)	(5,220)

Balance, April 30, 2006	3,000,000	3,000	74,000	(7,489)	69,511

Stock issued at $0.075 per share in May 2006	100,000	100	7,400	—	7,500

Net loss for the period	—	—	—	(36,076)	(36,076	0

Balance, April 30, 2007	3,100,000	3,100	81,400	(43,565)	40,935

Stock issued at $0.05 per share in February 2008	500,000	500	24,500	—	25,000

Net loss for the period	—	—	—	(53,666)	(53,666)

Balance, April 30, 2008	3,600,000	3,600	105,900	(97,231)	12,269

Stock issued at $0.05 per share in July 2008	500,000	500	24,500	—	25,000

Stock issuable at $0.05 per share in March, 2009	700,000	700	34,300	35,000

Net loss for the period	—	—	—	(124,332)	(124,332)

Balance, April 30, 2009	4,100,000	4,100	700,000	700	164,700	(221,563)	(52,063)

Stock Issued at $0.05 per share in June, 2009	700,000	700	(700,000	(700

Stock Issuable at $0.05 per share in July, 2009	—	—	150,000	150	14,850	—	15,000

Net loss for the period	—	—	—	—	—	(40,329)	(40,329)

Balance, July 31, 2009	4,800,000	$4,800	150,000	$150	$179,550	$(261,892)	$(77,392)

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Statements of Cash Flows

(Unaudited)

(Expressed in U.S. Dollars)

	Cumulative March 25, 2004 (inception) to July 31, 2009	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008

Cash flows (used in) operating activities
Net loss for the period	$(261,892)	$(40,329)	$(24,271)
Impairment of Oil & Gas Properties	48,899	-	-
Common stock issuable for consulting services	15,000	15,000
Changes in non-cash working capital items: - accounts payable and accrued expenses	43,613	20,744	13,168
- bank overdraft	3,641	3,641	-

Net cash used in operating activities	(150,739)	(944)	(11,103)

Cash flows used in investing activities
Oil and gas properties	(48,899)	-	-
			-
Net cash used in investing activities	(48,899)	-	-

Cash flows from financing activities
Proceeds from issuance of common stock	169,500	-	25,000
Due to a related party	30,138	-	-

Net cash from financing activities	199,638	-	25,000

Increase in cash and cash equivalents	-	-	13,897

Cash and cash equivalents, beginning of period	-	944	5,918

Cash and cash equivalents, end of period	$-	$-	$19,815

The accompanying notes are an integral part of these financial statements

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009

(Expressed in U.S. Dollars)

   1.           Basis of Presentation

     a)                 Organization

Explortex Energy Inc. (“the Company”) was formed on March 25, 2004 under the laws of the State of Nevada.  On November 9, 2005, the Company changed its name from Anacot Technologies to Explortex Energy Inc.

The Company is in the business of exploring for oil and gas.  Although the Company currently has minimal revenues from its first producing well, it is actively seeking properties with existing production which have significant potential for additional development and production. The Company is confident it will be able to purchase a property which meets this criterion in the coming months.

The recoverability of resource property costs is dependent upon the existence of economically recoverable reserves, confirmation of the Company’s interest in the underlying properties, the ability of the Company to obtain necessary financing to complete the exploration and upon future profitable production.

The accompanying unaudited interim balance sheet, statements of operations, statements of stockholder’s equity (deficit) and cash flows reflect all adjustments, consisting of normal recurring adjustments that are, in the opinion of managements, necessary for a fair presentation of the financial position of the Company, at July 31, 2009 and the results of operations, stockholders’ equity (deficit) and cash flows for the interim period ended July 31, 2009.  The accompanying unaudited financial statements have been prepared in accordance with the instructions from Form 10-Q pursuant to the rules and regulations of the Securities and Exchange Commission and, therefore, do not include all information and notes normally provided in audited financial statements and should be read in conjunction with the Company’s audited financial statements for the fiscal year ended April 30, 2009.  The result of operations for the interim periods presented is not necessarily indicative of the results to be expected for the full year.

     b)                 Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  However, the Company has sustained substantial operating losses in recent years resulting in a substantial accumulated deficit.  As of July 31, 2009, the Company had a total of $0 in cash and working capital deficit of $77,392.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to meet its commitments as they become payable is dependent on the ability of the Company to obtain necessary financing or achieving a profitable level of operations.  To meet these objectives, the Company plans to seek additional equity and expects to raise funds through private or public equity investment in order to support existing operations and expand the range and scope of its business.  There is no assurance that such additional funds will be available for the Company on acceptable terms, if at all.  Management believes that actions presently taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.  The Company’s ability to achieve these objectives cannot be determined at this time.  There are no assurances that the Company will be successful in achieving these goals.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from this uncertainty. The Company has not generated any material operating revenues to date.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009

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

     c)                 Concentration of Credit Risk

The Company places its cash and cash equivalents with high credit quality financial institutions.  As of July 31, 2009 the Company had no balance in a bank beyond insured limits. The Company has limited revenues, which are derived from one well, in one specific location within a specific geographic region. There is no guarantee that revenues from this one source can continue with any degree of certainty, due to fluctuations in price, as well as operating performance of the well, and its operator.

     d)                 Oil and Gas Properties

The Company utilizes the full-cost method of accounting for petroleum and natural gas properties.  Under this method, the Company capitalizes all costs associated with acquisition, exploration and development of oil and natural gas reserves, including leasehold acquisition costs, geological and geophysical expenditures, lease rentals on undeveloped properties and costs of drilling of productive and non-productive wells into the full cost pool on a country by country basis.  As of July 31, 2009 the Company had no properties with proven reserves.  When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves proved and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009
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

     e)                 Asset Retirement Obligations

The Company recognized a liability for future retirement obligations associated with the Company’s oil and gas properties.  The estimated fair value of the asset retirement obligation is based on the current cost escalated at an inflation rate and discounted at a credit adjusted risk-free rate.  This liability is capitalized as part of the cost of the related asset and amortized over its useful life.  This liability accretes until the Company settles the obligation.  At July 31, 2009 the future asset retirement of the Company related to the Malcolm-Star well is considered immaterial. The Company will be evaluating its options with respect to its sole current property in coming months, with one of its options being signing over the well to the current operator, which would negate any potential impact, albeit small, from this obligation. The Company has decided to perform a professional valuation of the current property in the coming months, and at that time, any obligations associated with keeping this property will be determined with more detail.

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
July 31 2009

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

     j)                  Stock-based Compensation

Prior to May 1, 2006, the Company accounted for stock-based awards under the intrinsic value method, which resulted in compensation expense for stock options to the extent that the exercise prices were set below the fair market price of the Company’s stock at the date of grant. As of May 1, 2006, the Company accounts for stock-based awards by the measurement of compensation cost for all stock-based awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest.  The fair value of stock options is determined using the Black-Scholes valuation model.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009

(Expressed in U.S. Dollars)

Since the Company did not issue stock options to its employees during the years ended April 30, 2009 or 2008,  or the cumulative period ended July 31, 2009, there is no effect on net loss or earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123(R) to stock based employee compensation.  When the Company issues shares of common stock to employees and others, the shares of common stock are valued based on the market price at the date of common stock are approved for issuance.

     k)                 New Accounting Pronouncements

SFAS No. 166 - In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.   SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.  SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company does not anticipate the adoption of SFAS 166 will have an impact on its results of operations or financial position.

SFAS No. 167 - In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

SFAS No. 168 - In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards Codification TM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s financial statements.

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009

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

The Company now has a 1% working interest in the well. As of July 31, 2009, $48,899 has been spent on drilling, gathering and tie-in activities. The well did come in as a marginal natural gas producer, producing an income stream to the Company of approximately $50 per quarter. The total costs incurred and excluded from depletion for the Company’s oil and gas properties are summarized as follows:

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009

(Expressed in U.S. Dollars)

		Accumulated
	Drilling and	depletion and
	Gathering	amortization	Total
Malcolm-Starr, Barnett Shale

Year ended April 30, 2009	$48,899	-	$48,899

Three months ended July 31, 2009	-	-	-

Total oil and gas properties July 31, 2009	$48,899	—	$48,899

Based on the status of the Company’s exploration activities, management determined that the current well be declared impaired, and the Company wrote-off the cost of the investment as of April 30, 2009.

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

   5.           Income Taxes

 As of July 31, 2009, the Company has an estimated tax loss carry-forward for tax purposes of $221,500, if the impairment is deductible, which begins to expire in 2021.  This amount may be applied against future federal taxable income. The Company evaluates its valuation allowance requirements on an annual basis based on projected future operations. When circumstances change and this causes a change in management’s judgment about the realizability of deferred tax assets, the impact of the change on the valuation allowance is generally reflected in current income.

The tax effects of temporary differences that give rise to the company’s deferred tax asset are as follows:

EXPLORTEX ENERGY INC.
(An exploration stage enterprise)
Notes to Financial Statements
July 31, 2009

(Expressed in U.S. Dollars)

Three months ended July 31,	2009	2008

Loss Carry forwards	$77,500	$18,246

Valuation Allowances	(77,500)	(18,246)
	$—	$—

   6.          Subsequent Events

Management has considered subsequent events through November 3, 2009, the date these financial statements were issued, and determined there have been no reportable events.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Plan of Operation

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

The Company has been actively seeking producing oil properties, particularly ones with exploitation, or low-risk development potential. The Company believes current market conditions have created numerous opportunities in this area, and feels confident that it will successfully find an opportunity that fits its criteria in the coming month.  Given gas prices during the period through April 30, 2009, the Company believed the current value of its 1% holding was overstated on the balance sheet. Although the well is producing, the additional costs for audit, legal and monitoring of the well, made carrying the full-cost value of the well impractical. The Company decided that it would be prudent to write-off its investment in the Malcolm-Starr well as of April 30, 2009 in order to save future audit and legal costs, while leaving more time for management to monitor the much larger transactions that they are contemplating. This was a non-cash charge, and did not affect revenue, until management decides, for legal reasons, to turn ownership of the well over to the current operator. This scenario would also have minimal impact on the anticipated future revenue of the Company.

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

As of July 31, 2009, we had no cash reserves and a working capital deficit of $77,392.  On July 25, 2008, the company sold 500,000 shares of its common stock at $0.05, for total proceeds of $25,000. Subsequent to this, on March 17, 2009, the company sold an additional 700,000 shares at $.05, for a total of $35,000. The company feels it will need to raise additional funds to fund operations over the next twelve months.

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

 We anticipate raising additional funding over the next several months in order to close the working capital deficit, as well as to provide funding for the acquisition of additional properties.  We anticipate that these additional funds, when obtained, will be sufficient to enable us to pay for our general and administrative expenses for the next twelve months. However, our ability to participate in further exploration wells will be subject to us obtaining additional financing as these expenditures will exceed our cash and working capital reserves. We are currently evaluating several prospects in the energy area, any one of which will require significant additional funding. We hope to have our next prospect selected and funded by the end of calendar year 2009, although there is no assurance as yet that this goal will ultimately be met in that time frame.

RESULTS OF OPERATIONS

Revenues

We have had minimal operating revenues since our inception on March 25, 2004 through to the quarter ended July 31, 2009.  The Company has been actively seeking to acquire oil and gas prospects with existing production, and the potential for increased revenues through additional development. The Company feels confident it will be able to acquire such properties. As part of their ongoing review, the Company decide it would be prudent to write-off their investment in the Malcolm-Starr well as an impairment expense as of April 30, 2009, due to its marginal rate of production, limited ability to have assigned reserves, and high legal and audit expense.

General and Administrative Expenses

Our general and administrative expenses for the quarters ended July 31, 2009 and 2008 are summarized below:

	Quarter ended July 31, 2009	Quarter ended July 31, 2008
General and administrative expenses
Bank charges	$11	$140
Operating expenses	-	-
Office expenses	1,500	-
Professional fees	12,661	17,273
Transfer agent and filing fees	209	2,485
Travel and entertainment	-	-
Management fees	26,000	4,500
Total general and administrative expenses	$40,381	$24,398

Professional fees of $12,661 incurred during the quarter ended July 31, 2009 related to the expenses associated with being a reporting company under the Securities Exchange Act of 1934.

Transfer agent and filing fees of $209 incurred during the quarter ended July 31, 2009 represent amounts paid to keep our corporation in good standing with State regulators and with the establishment of our transfer agent.

Management fees of $26,000 incurred during the quarter ended July 31, 2009 related to services rendered by the company’s management consultant.

LIQUIDITY AND CAPITAL RESOURCES

We had no cash and a working capital deficit of $77,392 at July 31, 2009, compared to cash of $19,815 and a working capital deficit of $35,901 at July 31, 2008.

Cash Used in Operating Activities

Cash used in operating activities was $944 for the quarter ended July 31, 2009, compared with cash used in operating activities of $11,103 for the quarter ended July 31, 2008.  We anticipate that cash used in operating activities will increase during the next year, as discussed under “Plan of Operations”.

Cash Used in Investing Activities

Cash was not used in investing activities for the quarter ended July 31, 2009, nor was cash used in investing activities for the quarter ended July 31, 2008.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception, on March 25, 2004, to July 31, 2009, we have raised a total of $169,500 from private offerings of our securities. There were no gross proceeds from the sale of shares of our common stock during the quarter ended July 31, 2009, compared to $25,000 in such proceeds for the quarter ended July 31, 2008.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of additional wells and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report dated July 27, 2009 that they have substantial doubt we will be able to continue as a going concern.

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

Critical Accounting Policies

Investment in Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition and exploration of oil and gas reserves, including such costs as leasehold acquisition costs, interest costs relating to unproved properties, geological expenditures and direct internal costs are capitalized into the full cost pool. As of July 31, 2009, we had no proven oil and gas properties. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects including capitalized interest, if any, are not amortized until proved reserves associated with the projects can be determined. If the future exploration of unproved properties is determined uneconomical, the amounts of such properties are added to the capitalized cost to be amortized.

 For unproven properties, we exclude from capitalized costs subject to depletion, all costs directly associated with the acquisition and evaluation of the unproved property until it is determined whether or not proved reserves can be assigned to the property. Until such a determination is made, we assess the property at least annually to ascertain whether impairment has occurred. In assessing impairment we consider factors such as historical experience and other data such as primary lease terms of the property, average holding periods of unproved property, and geographic and geologic data. The Company decided that based on its marginal rate of production, the low dollar value of that production, and the inability of the Company to get a professional reserve report, which would assign a reserve value to its current 1% holding in the Malcolm-Starr well, it was prudent to write down the value of its investment to zero as of April 30, 2009 defining the well as impaired.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4.T.  Controls and Procedures

a)   Evaluation of Disclosure Controls. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors.

None

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.      Defaults Upon Senior Securities.

None.

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

Item 5.     Other Information.

None

Item 6.      Exhibits and Reports of Form 8-K.

(a)              Exhibits

                  31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

                  32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)             Reports of Form 8-K

                  None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXPLORTEX ENERGY INC.

Date: November 3, 2009	By:	/s/ Steven Kurlander
Steven Kurlander
Chief Executive Officer and Chief Financial Officer